Form 10-K
period 1993-12-31
BRUSH WELLMAN INC
filed 1994-03-25
CIK 14957

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   ---------
                                   FORM 10-K
(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1993

                                       OR

[   ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from _______ to ________

                         Commission file number  1-7006
                               BRUSH WELLMAN INC.
               (Exact name of Registrant as specified in charter)

      OHIO                                                  34-0119320
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

17876 St. Clair Avenue, Cleveland, Ohio                     44110
(Address of principal executive offices)                    (Zip Code)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE  216-486-4200

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
Title of each class                    Name of each exchange on which registered
- -------------------                    -----------------------------------------
COMMON STOCK, PAR VALUE $1 PER SHARE            NEW YORK STOCK EXCHANGE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                      None
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     The aggregate market value of Common Stock, par value $1 per share, held by non-affiliates of the registrant (based upon the closing sale price on the New York Stock Exchange) on March 8, 1994 was approximately $234,427,845.

     As of March 8, 1994, there were 16,088,315 shares of Common Stock, par value $1 per share, outstanding.
                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the annual report to shareholders for the year ended December 31, 1993 are incorporated by reference into Parts I and II.

     Portions of the proxy statement for the annual meeting of shareholders to be held on May 3, 1994 are incorporated by reference into Part III.

                                     PART I

ITEM 1.   BUSINESS

          Brush Wellman Inc. ("Company") manufactures and sells engineered materials for use by manufacturers and others who perform further operations for eventual incorporation into capital, aerospace/defense or consumer products. These materials typically comprise a small portion of the final product's cost. They are generally premium priced and are often developed or customized for the customer's specific process or product requirements. The Company's product lines are supported by research and development activities, modern processing facilities and a global distribution network.

          Customers include manufacturers of electrical/electronic connectors, communication equipment, computers, lasers, spacecraft, appliances, automobiles, aircraft, oil field instruments and equipment, sporting goods, and defense contractors and suppliers to all of the foregoing industries.

          The Company operates in a single business segment with product lines comprised of beryllium-containing materials and other specialty materials.

          The Company is a fully integrated producer of beryllium, beryllium alloys (primarily beryllium copper), and beryllia ceramic, each of which exhibits its own unique set of properties. The Company holds extensive mineral rights and mines the beryllium bearing ore, bertrandite, in central Utah. Beryllium is extracted from both bertrandite and imported beryl ore. In 1993, 74% of the Company's sales were of products containing the element beryllium (80% in 1992 and 80% in 1991). Beryllium-containing products are sold in competitive markets throughout the world through a direct sales organization and through captive and independent distribution centers. NGK Metals Corporation of Reading, Pennsylvania and NGK Insulators, Ltd. of Nagoya, Japan compete with the Company in the beryllium alloys field. Beryllium alloys also compete with other generally less expensive materials, including phosphor bronze, stainless steel and other specialty copper and nickel alloys. General Ceramics Inc. is a major domestic competitor in beryllia ceramic. Other competitive materials include alumina, aluminum nitride and composites. While the Company is the only domestic producer of the metal beryllium, it competes with other fabricators as well as with designs utilizing other materials.

          Sales of other specialty materials, principally metal systems and precious metal products, were 26% of total sales in 1993 (20% in 1992 and 20% in 1991). Precious metal products are produced by Williams Advanced Materials Inc. (hereinafter referred to as "WAM"), a subsidiary of the Company comprised of businesses acquired in 1986 and 1989. WAM's major product lines include sealing lid assemblies, vapor deposition materials, contact ribbon products for various segments of the semiconductor markets, clad and precious metal preforms and restorative dental products. WAM also specializes in precious metal refining and recovery.

          WAM's principal competitors are Semi-Alloys and Johnson Matthey in the sealing lid assembly business and Materials Research Corporation in the vapor deposition materials




- ------------------------------
As used in this report, except as the context otherwise requires, the term "Company" means Brush Wellman Inc. and its consolidated subsidiaries, all of which are wholly owned.

product line. The products are sold directly from their facilities in Buffalo, New York and Singapore and through sales representatives.

          Technical Materials, Inc. (hereinafter referred to as "TMI"), a subsidiary of the Company, produces specialty metal systems, consisting principally of narrow metal strip, such as copper alloys, nickel alloys and stainless steels into which strips of precious metal are inlaid. TMI also offers a number of other material systems, including electron beam welded dual metal, contour milling and skiving, thick and thin selective solder coatings, selective electroplated products and bonded aluminum strips on nickel-iron alloys for semiconductor leadframes. Divisions of Handy & Harman, Texas Instruments and Metallon are competitors for the sale of inlaid strip. Strip with selective electroplating is a competitive alternative as are other design approaches. The products are sold directly and through sales representatives.

     SALES AND BACKLOG

          The backlog of unshipped orders as of December 31, 1993, 1992 and 1991 was $86,531,000, $90,201,000 and $112,620,000, respectively. Backlog is generally represented by purchase orders that may be terminated under certain conditions. The Company expects that, based on recent experience, substantially all of its backlog of orders at December 31, 1993 will be filled during 1994.

          Sales are made to approximately 5,900 customers. Government sales, principally subcontracts, accounted for about 6.1% of consolidated sales in 1993 as compared to 8.9% in 1992 and 9.5% in 1991. Sales outside the United States, principally to Western Europe, Canada and Japan, accounted for approximately 29% of sales in 1993, 27% in 1992 and 28% in 1991. Financial information as to sales, identifiable assets and profitability by geographic area set forth on pages 16-17 in Note M to the consolidated financial statements in the annual report to shareholders for the year ended December 31, 1993 is incorporated herein by reference.

     RESEARCH & DEVELOPMENT

          Active research and development programs seek new product compositions and designs as well as process innovations. Expenditures for research and development amounted to $7,121,000 in 1993, $7,294,000 in 1992 and $7,625,000 in 1991. A staff of 53 scientists, engineers and technicians was employed in this effort during 1993. Some research and development projects were externally sponsored and expenditures related to those projects (approximately $80,446 in 1993, $217,000 in 1992 and $164,000 in 1991) are
excluded from the above totals.

     AVAILABILITY OF RAW MATERIALS

          The more important raw materials used by the Company are beryllium (extracted from both imported beryl ore and bertrandite mined from the Company's Utah properties), copper, gold, silver, nickel and palladium. The availability of these raw materials, as well as other materials used by the Company, is adequate and generally not dependent on any one supplier. Certain items are supplied by a preferred single source, but alternatives are believed readily available.

     PATENTS AND LICENSES

          The Company owns patents, patent applications and licenses relating to certain of its products and processes. While the Company's rights under the patents and licenses are of some importance to its operations, the Company's businesses are not materially dependent on any one patent or license or on the patents and licenses as a group.

     ENVIRONMENTAL MATTERS

          The inhalation of excessive amounts of airborne beryllium particulate may present a hazard to human health. For decades the Company has operated its beryllium facilities under stringent standards of inplant and outplant discharge. These standards, which were first established by the Atomic Energy Commission over forty years ago, were, in general, subsequently adopted by the United States Environmental Protection Agency and the Occupational Safety and Health Administration. The Company's experience in sampling, measurement, personnel training and other aspects of environmental control gained over the years, and its investment in environmental control equipment, are believed to be of material importance to the conduct of its business.

     EMPLOYEES

          As of December 31, 1993 the Company had 1,803 employees.

ITEM 2.   PROPERTIES

          The material properties of the Company, all of which are owned in fee except as otherwise indicated, are as follows:

          CLEVELAND, OHIO - A structure containing 110,000 square feet on an 18 acre site housing corporate and administrative offices, data processing and research and development facilities.

          ELMORE, OHIO - A complex containing approximately 676,000 square feet of building space on a 385 acre plant site. This facility employs diverse chemical, metallurgical and metalworking processes in the production of beryllium, beryllium oxide, beryllium alloys and related products. Beryllium ore concentrate from the Delta, Utah plant is used in all beryllium-containing products.

          SHOEMAKERSVILLE (READING), PENNSYLVANIA - A 123,000 square foot plant on a ten acre site that produces thin precision strips of beryllium copper and other alloys and beryllium copper rod.

          NEWBURYPORT, MASSACHUSETTS - A 30,000 square foot manufacturing facility on a four acre site that produces alumina, beryllia ceramic and direct bond copper products.

          TUCSON, ARIZONA - A 45,000 square foot plant on a ten acre site for the manufacture of beryllia ceramic parts from beryllium oxide powder supplied by the Elmore, Ohio facility.

          DELTA, UTAH - An ore extraction plant consisting of 86,000 square feet of buildings and large outdoor facilities situated on a two square mile site. This plant extracts beryllium from bertrandite ore from the Company's mines as well as from imported beryl ore.

          JUAB COUNTY, UTAH - The Company holds extensive mineral rights in Juab County, Utah from which the beryllium bearing ore, bertrandite, is mined by the open pit method. A substantial portion of these rights is held under lease. Ore reserve data set forth on page 16 of this Form 10-K annual report for the year ended December 31, 1993 are incorporated herein by reference.

          FREMONT, CALIFORNIA - A 49,000 square foot leased facility for the fabrication of precision electron beam welded, brazed and diffusion bonded beryllium structures.

          THEALE (READING), ENGLAND - A 19,700 square foot leased facility principally for distribution of beryllium alloys.

          STUTTGART, WEST GERMANY - A 24,750 square foot leased facility principally for distribution of beryllium alloys.

          FUKAYA, JAPAN - A 35,500 square foot facility on 1.8 acres of land in Saitama Prefecture principally for distribution of beryllium alloys.

          LINCOLN, RHODE ISLAND - A manufacturing facility consisting of 124,000 square feet located on seven and one-half acres. This facility produces metal strip inlaid with precious metals and related metal systems products.

          BUFFALO, NEW YORK - A complex of approximately 97,000 square feet on a 3.8 acre site providing facilities for manufacturing, refining and laboratory services relating to high purity precious metals.

          SYRACUSE, NEW YORK - A 14,000 square foot leased portion of a multi-story facility for the design and manufacture of circuits and packages using a direct bond process to combine conductive copper with insulating ceramic substrates.

          Production capacity is believed to be adequate to fill the Company's backlog of orders and is expected to meet demand for the foreseeable future.

ITEM 3.   LEGAL PROCEEDINGS

          The Company is from time to time a defendant in various civil and administrative proceedings that relate to the ordinary course of its operating business. These proceedings include environmental, health and safety related actions and other matters relating to the Company's present and former operations. Included in such proceedings are the matters discussed below.

          (a)  ENVIRONMENTAL PROCEEDINGS

          On November 1, 1989, the Company appealed to the Ohio Environmental Board of Review to vacate or modify certain conditions in an NPDES wastewater discharge permit issued by the Ohio Environmental Protection Agency (the "Ohio EPA") for the Company's Elmore, Ohio facility. The Company challenges these conditions on several bases, including technical infeasibility and economic unreasonableness. Settlement discussions are continuing.

          On or about September 25, 1992, the Company was served with a third-party complaint alleging that the Company, along with 159 other third-party defendants, are jointly and severally liable under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), 42 U.S.C. Sections 9607(a) and 9613(b), for response costs incurred in connection with the clean-up of hazardous substances in soil and groundwater at the Douglassville Site (the "Site") located in Berks County, Pennsylvania. UNITED STATES OF AMERICA V. BERKS ASSOCIATES, INC., ET AL. V. AAMCO TRANSMISSIONS, ET AL., United States District Court for the Eastern District of Pennsylvania, Case No. 91-4968. Prior to the commencement of litigation, the Company responded to a request for information from the United States Environmental Protection Agency (the "United States EPA") by denying that it arranged to send any substances to the Site. Although the Company has no documents in its own files relating to the shipment of any waste to the Site, documents maintained by third-party plaintiffs suggest that 8,344 gallons of waste oil from the Company may have been taken there. Based on settlement discussions currently underway, the Company believes that its liability arising from this matter will be nominal.

          In April 1993, the Company learned that the Ohio EPA had recommended that the Ohio Attorney General's Office consider initiation of enforcement proceedings against the Company with respect to alleged violations of various environmental laws at its facility in Elmore, Ohio. The Company is presently involved in settlement discussions while contesting the alleged violations. The Company believes that resolution of this matter will have no material effect on the Company.


          (b)  BERYLLIUM EXPOSURE CLAIMS

          The inhalation of excessive amounts of airborne beryllium particulate may present a health hazard to certain individuals.

          For decades the Company has operated its beryllium facilities under stringent standards of inplant and outplant discharge. These standards, which were first developed by the Atomic Energy Commission over forty years ago, were, in general, subsequently adopted by the United States Environmental Protection Agency and the Occupational Safety and Health Administration.

     PENDING CLAIMS. The Company is currently a defendant in the following legal actions where the plaintiffs allege injury resulting from exposure to beryllium and beryllium-containing materials and are claiming recovery based on various legal theories. The Company believes that resolution of these cases will not have a material effect on the Company.


                             DATE LAWSUIT
NAME OF PLAINTIFF            INSTITUTED          FORUM                      RELIEF REQUESTED
- -----------------            ----------          -----                      ----------------
John W Rosenbauer            February, 1989      Court of Common Pleas.     Damages in excess of $20,000 for personal
and Spouse                                       Westmoreland County,       injury and loss of consortium
                                                 Pennsylvania

Richard Neiman               November, 1990      Court of Common Pleas.     Damages in excess of $20,000 for personal
and Spouse                                       Philadelphia County,       injury and in excess of 20,000 for loss of
                                                 Pennsylvania               consortium

Geraldine G. Ruffin,         September,          Superior Court, Essex      Compensatory and punitive damages of an
individually and as          1991                County, New Jersey         unspecified amount
executive

Steven Campbell              January, 1992       Superior Court for         Compensatory and punitive damages of an
                                                 Orange County,             unspecified amount
                                                 California

Ray Amante                   April, 1992         Superior Court for         Compensatory and punitive damages of an
                                                 Orange County,             unspecified amount
                                                 California

Alfred L. Haynes             September, 1992     United States District     Compensatory damages of $5 million, $1.5
and Spouse                                       Court, Eastern District    million for loss of consortium and combined
                                                 of Tennessee               punitive damages of $3 million


McKinley Houk                October, 1992       United States District     Compensatory damages of $5 million and
                                                 Court Eastern District     punitive damages of $3 million
                                                 of Tennessee

William Ray Vance            October, 1992       United States District     Compensatory damages of $5 million for
                                                 Court, Eastern District    personal injury, $1 million for loss of consortium
                                                 of Tennessee               and combined punitive damages of $5 million

David Taggart                October, 1992       Court of Common Pleas,     Compensatory damages in excess of $25,000
                                                 Chester County,            each for personal injury and loss of consortium
                                                 Pennsylvania               against Williams Advanced Materials, Inc., a
                                                                            subsidiary of the Company

Ernest Needham               December, 1992      Superior Court of New      Compensatory damages of an unspecified
                                                 Jersey, Passaic County     amount

Harry Robbins                June, 1993          Court of Common Pleas,     Both parties individually seek compensatory
                                                 Montgomery County,         damages in excess of $50,000.  Mr. Robbins
                                                 Pennsylvania               also seeks punitive damages in excess of
                                                                            $50,000

Bruce Hand                   September,          Superior Court, Passaic    Compensatory damages of an unspecified
                             1983                County, New Jersey         amount

Frances Lutz                 March, 1994         Superior Court, Passaic    Compensatory damages of an unspecified
                                                 County, New Jersey         amount

      Defense for each of the cases identified above is being conducted by counsel selected by the Company and retained, with certain reservations of rights, by the Company's insurance carriers.

      RECENT DEVELOPMENTS RELATING TO PENDING CLAIMS. The Company has filed a motion for summary judgment in both the ROSENBAUER and HAYNES cases on which the respective Courts have not yet ruled.

      CLAIMS CONCLUDED SINCE THE END OF THIRD QUARTER 1993. Joseph R. Harper and his wife filed suit against the Company and several other defendants in the United States District Court for the Eastern District of Tennessee, for which service of process on the Company occurred on May 6, 1992. Mr. Harper claimed that, while he was an employee of an alleged customer of the Company, he contracted chronic beryllium disease as a result of exposure to beryllium or beryllium-containing products. Mr. Harper sought compensatory damages in the amount of $5 million; his wife claimed damages of $1.5 million for loss of consortium. Both plaintiffs sought punitive damages in the amount of $3 million. On December 28, 1993 the Court granted the Company's motion for summary judgment and dismissed the action. Although the action is dismissed as to the Company, the case remains pending as to other defendants. Plaintiffs are not expected to appeal, but any such appeal need not occur until the case is resolved as to the remaining defendants.


      (c)  ASBESTOS EXPOSURE CLAIMS

      A subsidiary of the Company (the "Subsidiary") is a co-defendant in twenty-eight cases making claims for asbestos-induced illness allegedly relating to the former operations of the Subsidiary, then known as The S. K. Wellman Corp. Twenty-three of these cases have been reported in prior filings with the S.E.C. The Subsidiary is one of a large number of defendants in each case. The plaintiffs seek compensatory and punitive damages, in most cases of unspecified sums. Each case has been referred to a liability insurance carrier for defense. With respect to those referrals on which a carrier has acted to date, a carrier has accepted the defense of the actions, without admitting or denying liability. Two hundred and six similar cases previously reported have been dismissed or disposed of by pre-trial judgment, one by jury verdict of no liability and ten others by settlement for nominal sums. The Company believes that resolution of the pending cases referred to above will not have a material effect upon the Company.

      The Subsidiary has entered into an agreement with the predecessor owner of its operating assets, Pneumo Abex Corporation (formerly Abex Corporation), and five insurers, regarding the handling of these cases. Under the agreement, the insurers share expenses of defense, and the Subsidiary, Pneumo Abex Corporation and the insurers share payment of settlements and/or judgments. Certain expenses of handling the cases are also subject to a limited, separate reimbursement agreement with Pneumo Abex Corporation. In eleven of the pending cases, both expenses of defense and payment of settlements and/or judgments are subject to a limited, separate reimbursement agreement with MLX Corp., the parent of the company that purchased the Subsidiary's operating assets in 1986.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           Not Applicable.

      Executive Officers of the Registrant
      ------------------------------------

           The following table provides information as to the executive officers of the Company.


   Name                   Age                        Positions and Offices
   ----                   ---                        ---------------------

Gordon D. Harnett         51              Chairman of the Board, President, Chief Executive Officer and
                                          Director

Clark G. Waite            61              Senior Vice President, Finance and Administration, Chief Financial
                                          Officer, Secretary and Director

Jere H. Brophy            59              Vice President Technology

Stephen Freeman           47              Vice President Sales and Marketing

Craig B. Harlan           56              Vice President Business Development

Robert H. Rozek           59              Vice President International

Andrew J. Sandor          54              Vice President Operations

Daniel A. Skoch           44              Vice President Human Resources

        MR. HARNETT was elected Chairman of the Board, President, Chief Executive Officer and Director of the Company effective January 22, 1991. He had served as a Senior Vice President of The B. F. Goodrich Company from November 1988.

        MR. WAITE was elected Senior Vice President Finance and Administration in October of 1991. He was elected Chief Financial Officer in September 1987 and served as Vice President, Finance from September 1976 until his election as Senior Vice President in September 1989. Mr. Waite was elected Secretary effective January 1, 1988. He was Treasurer from December 31, 1987 to April 24, 1990.

        DR. BROPHY was elected Vice President Technology effective March 31, 1988. Prior to that he was Vice President of Engineering, Engine and General Components Group, Automotive Sector of TRW Inc. He had been Vice President, Manufacturing and Materials Development, Automotive Sector of TRW Inc. from 1986 to 1987.

        MR. FREEMAN was elected Vice President Sales and Marketing August 3, 1993. He served as Vice President Sales and Marketing-Alloy Products since July, 1992. Prior to that, he had served as Management Consultant for Adastra, Inc.

        MR. HARLAN was elected Vice President Business Development in August, 1993. He had served as Senior Vice President, Sales and Marketing since October, 1991. He had served as Vice President/General Manager, Alloy Division since January 1, 1987. Prior to that he was President of TMI.

        MR. ROZEK was elected Vice President International in October 1991. He had served as Vice President, Corporate Development effective February 27, 1990. He was elected Vice President, Governmental and Environmental Affairs in April 1989. He had been Vice President/General Manager, International Division since November 1985.

        MR. SANDOR was elected Vice President Operations in October 1991. He had served as Senior Vice President since September 1989. He was appointed Vice President/General Manager, Material Systems Division effective January 1, 1988. Prior to that he was Manager of the Company's Shoemakersville, PA facility.

        MR. SKOCH was elected Vice President Human Resources in July 1991. Prior to that he was Corporate Director - Personnel. He had been Corporate Manager Employee Relations and Training from December 1985 to July 1987.

                                    PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
           STOCKHOLDER MATTERS

           The Company's Common Stock is traded on the New York Stock Exchange. As of March 8, 1994, there were 2,681 shareholders of record. Information as to stock price and dividends declared set forth on page 17 in Note N to the consolidated financial statements in the annual report to shareholders for the year ended December 31, 1993 is incorporated herein by reference. The Company's ability to pay dividends is generally unrestricted, except that it is obligated to maintain a specified level of tangible net worth pursuant to an existing credit facility.


ITEM 6.    SELECTED FINANCIAL DATA

Selected Financial Data on pages 22 and 23 of the annual report to shareholders for the year ended December 31, 1993 is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Brush Wellman's engineered materials are comprised of five product lines: BERYLLIUM ALLOYS, principally beryllium copper; BERYLLIUM and materials rich in beryllium; beryllia CERAMICS; SPECIALTY METAL SYSTEMS, principally clad metals; and PRECIOUS METAL PRODUCTS. All five product lines have items that contain the element beryllium. SPECIALTY METAL SYSTEMS are produced and sold
by a    wholly owned subsidiary, Technical Materials, Inc.  Another wholly owned subsidiary, Williams Advanced Materials Inc., specializes in PRECIOUS
METAL PRODUCTS.   Worldwide sales in 1993 were $295 million as compared to $265 million in 1992  and $267 million in 1991.

           Sales of BERYLLIUM ALLOYS increased in 1993. Solid increases domestically and in Asia offset lower sales in Europe. The improvement was led by automotive electronics and telecommunications applications, although most markets enjoyed higher volume. An increased and more focused marketing effort is the driving force behind the development of new applications as well as growth in existing applications. For example, growth in undersea telephone cable products is a result of increased market penetration and an expanding market. A significant influence was the start of the TPC-5 transpacific fiber optic cable project. This market is anticipated to continue its growth as new cable projects that have recently been announced are brought on line. A second example is in the aircraft industry. Working with the airframe manufacturers and airline maintenance facilities as "demand generators" has resulted in an increasing number of bushings and bearings being designed using beryllium copper as an enabling technology to allow lower flying weight and improved performance. This process is showing success in both new aircraft component designs and in the retrofit of the installed base of landing gear on older aircraft. Due to these and other favorable trends, continued growth of BERYLLIUM ALLOYS is expected in 1994.

           BERYLLIUM sales increased in 1993 from the year ago period due to AlBeMet(TM) sales of a computer disk drive component. Absent the AlBeMet(TM) sales, there was a reduction in

BERYLLIUM sales due largely to lower defense spending. In 1994, sales will be lower due to completion of the Defense Logistics Agency (DLA) supply contract and reduced AlBeMet(TM) sales due to the end of an application at a computer disk drive manufacturer. To counter this reduction in volume, process improvement and cost containment are being emphasized. Marketing and product development efforts are being focused on materials and designs for the aerospace and avionics industries.

           CERAMIC sales increased in 1993 as compared to 1992. Demand for beryllia ceramic products was strong in United States automotive markets as well as from telecommunications growth worldwide. Sales of direct bond copper products increased 40% because of new applications in power electronics such as solid state motor controls. These products of mainly alumina and copper are bonded without the use of brazing materials. Continued growth is anticipated in 1994 from new applications in automotive electronics and additional penetration of Asian markets coupled with use of direct bond copper products in power conversion and wireless communications.

           SPECIALTY METAL SYSTEMS had a sizable sales increase in 1993 as compared to 1992 and exceeded the sales level of 1991. The increase resulted from recently developed applications, primarily in the automotive electronics, telecommunications and computer industries. In the telecommunications industry, for example, a precious metal clad on beryllium copper offered superior performance in a requirement in cellular telephone connector contacts. Additionally, a proprietary ductile nickel coating on beryllium copper Alloy 174 will be utilized in battery chargers for cellular telephones and other products. In 1994, the continued development of new applications, along with an effort to improve manufacturing response time, are necessary for the growth of SPECIALTY METAL SYSTEMS.

           PRECIOUS METAL PRODUCTS had a significant sales increase in 1993 as compared to 1992. High demand for frame lid assemblies from semiconductor manufacturers, along with added sales of a new line of vapor deposition targets, accounted for much of the increase. Sales are expected to be lower in 1994 because semiconductor demand is expected to slow. In addition, first-time vapor deposition target sales have a large precious metal content; as these spent targets are recycled and refurbished, the customer maintains ownership of the material, resulting in lower sales, but similar profit from value-added services.

           International sales were $86 million in 1993, $71 million in 1992 and $76 million in 1991. The increase in 1993 is primarily due to deliveries of disk drive components to Asia and the start-up of PRECIOUS METAL PRODUCT assemblies in Singapore. The distribution of BERYLLIUM ALLOYS is the major component of international sales. Lower demand in Europe, due principally to economic conditions, precluded any growth. International sales are likely to be lower in 1994 due to the end of the previously mentioned disk drive application. However, BERYLLIUM ALLOY sales should increase as economic conditions in Europe improve and marketing efforts in Asia are strengthened.

           Worldwide sales in 1992 were slightly under those of 1991. Gains in BERYLLIUM ALLOYS, CERAMIC and PRECIOUS METAL PRODUCTS were offset by declines in BERYLLIUM and SPECIALTY METAL SYSTEMS. The increases were primarily in automotive and semiconductor markets with the decreases primarily in defense-related applications.

           Gross margin (sales less cost of sales) was 22.9%, 27.2%, and 24.4% of sales in the years 1993, 1992 and 1991, respectively. The two primary factors affecting margins were a product mix shift to lower margin products, particularly those with a high precious metal content, and manufacturing problems associated with the AlBeMet(TM) disk drive component. In addition, competitive conditions limit the ability to cover cost increases. However, the Company continues to be encouraged by the favorable impact on margins from manufacturing yield and productivity improvements, especially in BERYLLIUM ALLOY strip products. Margin percentages are expected to improve in 1994 due to an anticipated shift in product mix to high value-added products, manufacturing improvements and the significant reduction of low margin AlBeMet(TM) disk drive sales.

           The higher gross margin in 1992 was due to improved manufacturing performance, primarily in BERYLLIUM ALLOYS, coupled with cost reduction efforts. This was in spite of relatively low capacity utilization. Other favorable factors included about $4 million in lower depreciation and amortization due to the asset impairment charge taken in 1991 and about $2 million from a weaker dollar.

           Selling, administrative and general expenses in 1993 were $47.8 million (16.2% of sales) compared to $46.6 million (17.6% of sales) in 1992. The increase was primarily in worldwide marketing, selling and customer service activities that support the critical issue of sales growth. This category of expense increased over 6% in 1993 from 1992 while administrative and general expenses, which include lower incentive compensation, decreased.

           Selling, administrative and general expenses in 1992 were down from 1991. Increased marketing, selling and distribution were more than offset by a reduction in administrative expenses.

           Research and Development (R&D) expenses of $7.1 million in 1993 were slightly lower than the $7.3 million spent in 1992. The Company's marketing efforts are leading to changes in R&D resource utilization. Cross-functional marketing teams, which include R&D representation, bring more focus to those activities and opportunities that offer the greatest sales and margin potential to the Company. In 1991, R&D expenses were $7.6 million.

           Interest expense was $3.0 million in 1993, $3.2 million in 1992 and $3.8 million in 1991. All amounts are net of interest capitalized on active construction and mine development projects. Lower interest rates and less debt, on average, favorably impacted interest costs in 1993 and 1992.

           The impairment and restructuring charges in 1991 had a pre-tax income impact of $39.3 million. These charges consisted of a writedown of the carrying value of the assets of Technical Materials, Inc. and Williams Advanced Materials Inc. and provisions for early retirement, severance and environmental matters.

           In 1991, the Company adopted Statement of Financial Accounting Standard No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" (FAS 106). This accounting change was effective as of January 1, 1991 and resulted in recording a transition obligation that reduced earnings by $1.02 per share. In addition, the ongoing effect of adopting FAS 106 was to increase net periodic postretirement cost and reduce earnings by $.08 per share in 1991.

           Other-net expense was $2.2 million in 1993, $1.3 million in 1992 and $3.0 million in 1991. This category includes such expenses as amortization of goodwill and other intangibles, the effect of currency exchange and translation and other non-operating items. Included in all three years are the postretirement benefit costs pursuant to FAS 106 for a divested operation. In 1993, the Company made an adjustment to the FAS 106 demographic assumptions for the divested operation. This resulted in a reduction of the liability and resulting income of $1.3 million. The carrying value of a building from the divested operation was reduced by $0.9 million. Included in 1992 was about $1.4 million of nonrecurring gains.

           Income before income taxes in 1993 of $7.7 million was significantly lower than the 1992 pre-tax income of $13.7 million. The reduction is due to the lower gross margin, owing principally to the manufacturing problems with the disk drive component and lower sales of BERYLLIUM for defense related applications. The increase in selling, general and administrative expense was also a contributing factor to the lower pre-tax income. On the positive side was improved manufacturing performance in BERYLLIUM ALLOYS and CERAMICS. In 1992, pre-tax income of $13.7 million was significantly higher than the 1991 pre-tax income of $3.2 million, exclusive of the impairment and restructuring charges. The combination of better manufacturing performance, cost reduction and the ongoing effects of the previously mentioned 1991 asset impairment charges accounted for the gain.

           The effective tax rate employed for 1993 was 16.2% of pre-tax income as compared to a rate of 23.6% of pre-tax income in 1992. The lower pre-tax income, coupled with relatively fixed tax credits and allowances, results in the significantly lower tax rate for 1993 as compared to 1992 and to statutory rates. As shown in Note H to the consolidated financial statements, the tax credit for percentage depletion in excess of cost depletion from mining operations, along with the tax benefit of the Company-owned life insurance program, account for almost the entire reduction from statutory rates in both 1993 and 1992. In 1991, a tax benefit of 23.8% on the pre-tax loss was utilized.

           Earnings per share were $0.40 in 1993 and $0.65 in 1992. Loss per share of $2.74 in 1991 includes $2.93 per share of non-recurring items for the impairment and restructuring charges and the accounting change. Comparable per share earnings in 1991 were $0.19.


FINANCIAL POSITION
CAPITAL RESOURCES AND LIQUIDITY

           Cash flow from operating activities totaled $18.3 million in 1993. Cash balances increased by $3.5 million while total debt decreased by $13.4 million.

           Capital expenditures for property, plant and equipment amounting to $12 million in 1993 were focused on upgrades and additions to improve quality and productivity. Capital expenditures in 1994 are expected to approach $20 million with a significant portion devoted to projects at the Company's extraction facilities in Utah, including extending the life and capacity of the tailings pond.

           Long-term financial resources available to the Company include $60 million of medium-term notes and $40 million under a bank credit agreement (unused at December 31, 1993).

In the fourth quarter of 1993, the Company borrowed the $15 million cash surrender value from a group of Company-owned life insurance policies. The proceeds were used to repay all borrowings under the bank credit agreement. Long-term debt at December 31, 1993 was $24 million or 12% of total capital.

           Short-term debt at December 31, 1993 was $16 million and is denominated principally in gold, yen, marks and sterling to provide hedges against assets so denominated. In addition, credit lines amounting to $54 million are available.

           Funds being generated from operations plus the available borrowing capacity are believed adequate to support operating requirements, capital expenditures, remediation projects, dividends and small acquisitions. Excess cash, if any, is invested in collateralized repurchase agreements and other high quality instruments.

           Cash flow from operating activities in 1992 was $31 million. Total debt was reduced $5.4 million while capital and mine development expenditures totaled $14 million and dividends totalled $3.2 million. Long-term debt at December 31, 1992 was 17% of total capital.


ORE RESERVES

           The Company's reserves of beryllium-bearing bertrandite ore are located in Juab County, Utah. An ongoing drilling program has generally added to proven reserves. Proven reserves are the measured quantities of ore commercially recoverable through the open pit method. Probable reserves are the estimated quantities of ore known to exist, principally at greater depths, but prospects for commercial recovery are indeterminable. Ore dilution that occurs during mining approximates 7%. About 87% of beryllium in ore is recovered in the extraction process. The Company augments its proven reserves of bertrandite ore through the purchase of imported beryl ore (approximately 4% beryllium) which is also processed at the Utah extraction plant.

                                                     1993        1992        1991       1990        1989
                                                    ------      ------      ------     ------      ------
Proven bertrandite ore reserves at
  year end (thousands of dry tons)                  6,786       6,787       6,855      6,758       6,504

Grade % beryllium                                   0.251%      0.251%      0.251%     0.251%      0.249%

Probable bertrandite ore reserves at
  year-end (thousands of dry tons)                  7,594       7,482        7,215     7,302       7,217

Grade % beryllium                                   0.279%      0.281%      0.284%     0.281%      0.263%
Bertrandite ore processed (thousands
  of dry tons, diluted)                             92          91          80         85          85

Grade % beryllium, diluted                          0.232%      0.234%      0.237%     0.234%      0.231%

INFLATION AND CHANGING PRICES

           The prices of major raw materials, such as copper, nickel and gold, purchased by the Company were mixed during 1993. Such changes in costs are generally reflected in selling price adjustments. The prices of labor and other factors of production generally increase with inflation. Additions to capacity, while more expensive over time, usually result in greater productivity or improved yields. However, market factors, alternative materials and competitive pricing have affected the Company's ability to offset wage and benefit increases. The Company employs the last-in, first-out (LIFO) inventory valuation method domestically to more closely match current costs with revenues.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           The following consolidated financial statements of the Company included in the annual report to shareholders for the year ended December 31, 1993 are incorporated herein by reference:

     Consolidated Balance Sheets - December 31, 1993 and 1992.

     Consolidated Statements of Income - Years ended December 31, 1993, 1992 and 1991.

     Consolidated Statements of Shareholders' Equity - Years ended December 31, 1993, 1992 and 1991.

     Consolidated Statements of Cash Flows - Years ended December 31, 1993, 1992 and 1991.

     Notes to Consolidated Financial Statements.

Quarterly Data on page 17 of the Annual Report to shareholders and Ore Reserves on page 16 of this Form 10-K annual report to shareholders for the year ended December 31, 1993 are incorporated herein by reference.



ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE

           None

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

           The information under Election of Directors on pages 2 through 5 of the Proxy Statement dated March 11, 1994 is incorporated herein by reference. Information with respect to Executive Officers of the Company is set forth earlier on pages 10 and 11 of this Report.


ITEM 11.   EXECUTIVE COMPENSATION

           The information under Executive Officer Compensation on pages 8 through 14 of the Proxy Statement dated March 11, 1994 is incorporated herein by reference.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT

           The information under Common Stock Ownership of Certain Beneficial Owners and Management on pages 6 through 7 of the Proxy Statement dated March 11, 1994 is incorporated herein by reference.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           The information under Compensation Committee Interlocks and Insider Participation and Related Party Transactions on page 15 of the Proxy Statement dated March 11, 1994 is incorporated herein by reference.

                                    PART IV


ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
           8-K

           (a) 1. FINANCIAL STATEMENTS AND SUPPLEMENTAL INFORMATION

                  Included in Part II of this Report by reference to the annual report to shareholders for the year ended December 31, 1993 are the following consolidated financial statements:

                  Consolidated Balance Sheets - December 31, 1993 and 1992.

                  Consolidated Statements of Income - Years ended December 31, 1993, 1992 and 1991.

                  Consolidated Statements of Shareholders' Equity - Years ended December 31, 1993, 1992 and 1991.

                  Consolidated Statements of Cash Flows - Years ended December 31, 1993, 1992 and 1991.

                  Notes to Consolidated Financial Statements.

                  Report of Independent Auditors.


           (a) 2. FINANCIAL STATEMENT SCHEDULES

                  The following consolidated financial information for the years 1993, 1992 and 1991 is submitted herewith:

                  Schedule V    -  Property, plant and equipment

                  Schedule VI   -  Accumulated depreciation, depletion and
                                   amortization of property, plant and equipment

                  Schedule VIII -  Valuation and qualifying accounts

                  Schedule IX   -  Short-term borrowings

                  Schedule X    -  Supplementary income statement information

                  All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

             (a) 3.  EXHIBITS

                     (3a) Amended Articles of Incorporation of the Company as amended February 28, 1989 (filed as Exhibit 3a to the Company's Form 10-K Annual Report for the year ended December 31, 1988), incorporated herein by reference.

                     (3b) Regulations of the Company as amended April 25, 1989 (filed as Exhibit 3 to the Company's Form 10-Q Quarterly Report for the quarter ended July 2,
                            1989) and further amended April 27, 1993 (filed as
                            Exhibit 3ii to the Company's Form 10-Q Quarterly Report for the quarter ended April 4, 1993), incorporated herein by reference.

                     (4a)   Common Stock Certificate of the Company (filed as
                            Exhibit 4c to Post-Effective Amendment No. 2 to Registration Statement No. 2-64080), incorporated herein by reference.

                     (4b) Credit Agreement dated as of December 23, 1991 between the Company and National City Bank acting for itself and as agent for three other banking institutions (filed as Exhibit 4b to the Company's Form 10-K Annual Report for the year ended December 31, 1991), incorporated herein by reference.

                     (4c) Rights Agreement between the Company and Society National Bank (formerly Ameritrust Company National Association) as amended February 28, 1989 (filed as
                            Exhibit 4c to the Company's Form 10-K Annual Report for the year ended December 31, 1988), incorporated herein by reference.

                     (4d) Issuing and Paying Agency Agreement dated as of February 1, 1990, including a specimen form of a medium term note issued thereunder, between the Company and Morgan Guaranty Trust Company of New York (filed as Exhibit 4d to the Company's Form 10-K Annual Report for the year ended December 31,
                            1989), incorporated herein by reference.

                     (4e) Pursuant to Regulation S-K, Item 601-(b)(4), the Company agrees to furnish to the Commission, upon its request, a copy of the instruments defining the rights of holders of long-term debt of the Company that are not being filed with this report.

                     (10a)  *  Employment Agreement entered into by the Company and Mr. Gordon D. Harnett on March 20, 1991
                               (filed as Exhibit 10a to the Company's Form 10-K Annual Report for the year ended December 31,
                               1990), incorporated herein by reference.





*Reflects management contract or other compensatory arrangement required to be filed as an Exhibit pursuant to Item 14(c) of this Report.

                     (10b)  *  Form of Employment Agreement entered into by the
                               Company and Messrs. Waite, Brophy, Hanes,
                               Harlan, Rozek and Sandor on February 20, 1989 (filed as Exhibit 10j to the Company's Form 10-K Annual Report for the year ended December 31,
                               1988), incorporated herein by reference.

                     (10c)  *  Form of Amendment to the Employment Agreement
                               (dated February 20, 1989) entered into by the Company and Messrs. Waite, Brophy, Hanes, Harlan, Rozek and Sandor dated February 28, 1991 (filed as Exhibit 10c to the Company's Form 10-K Annual Report for the year ended December 31,
                               1990), incorporated herein by reference.

                     (10d)  *  Form of Employment Agreement entered into by the
                               Company and Mr. Daniel A. Skoch on January 28, 1992 and Mr. Stephen Freeman dated August 3, 1993 (filed as Exhibit 10d to the Company's Form 10-K Annual Report for the year ended December 31, 1991), incorporated herein by reference.

                     (10e)  *  Form of Trust Agreement between the Company and
                               Society National Bank (formerly Ameritrust
                               Company National Association) on behalf of Messrs. Waite, Brophy, Hanes, Harlan, Rozek and Sandor dated February 20, 1989, Mr. Harnett dated March 20, 1991 and Mr. Skoch dated January 28, 1992 and Mr. Stephen Freeman dated August
                               3, 1993 (filed as Exhibit 10k to the Company's Form 10-K Annual Report for the year ended December 31, 1988), incorporated herein by reference.

                     (10f) Form of Indemnification Agreement entered into by the Company and Mr. C. G. Waite on June 27, 1989 and Mr. G. D. Harnett on March 20, 1991 (filed as Exhibit 10a to the Company's Form 10-Q Quarterly Report for the quarter ended July 2,
                               1989), incorporated herein by reference.

                     (10g) Form of Indemnification Agreement entered into by the Company and Messrs. J. H. Brophy, A. J. Sandor, C. B. Harlan, H. D. Hanes, and R. H. Rozek on June 27, 1989, Mr. D. A. Skoch on January 28, 1992 and Mr. Stephen Freeman dated August 3, 1993 (filed as Exhibit 10b to the Company's Form 10-Q Quarterly Report for the quarter ended July 2, 1989), incorporated herein by reference.

                     (10h) Form of Indemnification Agreement entered into by the Company and Messrs. C. F. Brush, F. B. Carr, W. E. MacDonald, J. L. McCall, W. P. Madar, G. C. McDonough, R.





*Reflects management contract or other compensatory arrangement required to be filed as an Exhibit pursuant to Item 14(c) of this Report.

                               M. McInnes, H. G. Piper and J. Sherwin Jr. on June 27, 1989 and Mr. A. C. Bersticker on April 27, 1993 (filed as Exhibit 10c to the Company's Form 10-Q Quarterly Report for the quarter ended July 2, 1989), incorporated herein by reference.

                     (10i)  *  Directors' Retirement Plan as amended January
                               26, 1993 (filed as Exhibit 10i to the Company's Form 10-K Annual Report for the year ended December 31, 1992), incorporated herein by reference.

                     (10j)  *  Deferred Compensation Plan for Nonemployee
                               Directors effective January 1, 1992 (filed as
                               Exhibit I to the Company's Proxy Statement dated March 6, 1992), incorporated herein by reference.

                     (10k)  *  Form of Trust Agreement between the Company and
                               National City Bank dated January 1, 1992 on behalf of NonemployeeDirectors of the Company (filed as Exhibit 10k to the Company's Form 10-K Annual Report for the year ended December 31,
                               1992), incorporated herein by reference.

                     (10l)  *  Incentive Compensation Plan adopted December 16,
                               1991, effective January 1, 1992 (filed as
                               Exhibit 10l to the Company's Form 10-K Annual Report for the year ended December 31, 1991), incorporated herein by reference.

                     (10m)  *  Management Performance Compensation Plan adopted
                               February 22, 1993, effective January 1, 1993
                               (filed as Exhibit 10m to the Company's Form 10-K Annual Report for the year ended December 31,
                               1992), incorporated herein by reference.

                     (10n)  *  Supplemental Retirement Plan as amended and
                               restated December 1, 1992 (filed as Exhibit 10n to the Company's Form 10-K Annual Report for the year ended December 31, 1992), incorporated herein by reference.

                     (10o)  *  Form of Trust Agreement between the Company and
                               Society National Bank dated January 8, 1993 pursuant to the December 1, 1992 amended Supplemental Retirement Plan (filed as Exhibit 10o to the Company's Form 10-K Annual Report for the year ended December 31, 1992), incorporated herein by reference.

                     (10p)  *  Employment arrangement between the Company and
                               Mr. Gordon D. Harnett effective January 22, 1991 (filed as Exhibit 10k to the Company's Form 10-K Annual Report for the year ended December 31,
                               1990) incorporated herein by reference.





*Reflects management contract or other compensatory arrangement required to be filed as an Exhibit pursuant to Item 14(c) of this Report.

                     (10q)  *  Amendment to the employment arrangement
                               (effective January 22, 1991) between the Company and Mr. Gordon D. Harnett (filed as Exhibit 10o to the Company's Form 10-K Annual Report for the year ended December 31, 1991), incorporated herein by reference.

                     (10r)  *  Agreement between the Company and H. G. Piper
                               dated as of January 23, 1990 (filed as Exhibit 10i to the Company's Form 10-K Annual Report for the year ended December 31, 1989), incorporated herein by reference.

                     (10s)  *  Amendment dated February 19, 1991 to the
                               agreement between the Company and Mr. H. G.
                               Piper dated January 23, 1990 (filed as Exhibit 10m to the Company's Form 10-K Annual Report for the year ended December 31, 1990) incorporated herein by reference.

                     (10t) Amendment dated February 27, 1990 to the Indemnification Agreement between the Company and H. G. Piper (filed as Exhibit 10l to the Company's Form 10-K Annual Report for the year ended December 31, 1989), incorporated herein by reference.

                     (10u)  *  1979 Stock Option Plan, as amended pursuant to
                               approval of shareholders on April 21, 1982
                               (filed as Exhibit 15A to Post-Effective
                               Amendment No. 3 to Registration Statement No. 2-64080), incorporated herein by reference.

                     (10v)  *  1984 Stock Option Plan as amended by the Board
                               of Directors on April 18, 1984 and February 24, 1987 (filed as Exhibit 4.4 to Registration Statement No. 33-28605), incorporated herein by reference.

                     (10w)  *  1989 Stock Option Plan (filed as Exhibit 4.5 to
                               Registration Statement No. 33-28605),
                               incorporated herein by reference.

                     (10x)  *  1990 Stock Option Plan for Nonemployee Directors
                               (filed as Exhibit 4.6 to Registration Statement No. 33-35979), incorporated herein by reference.

                     (10y)  *  1977 Stock Appreciation Rights Plan (filed as
                               Exhibit 4.6 to Registration Statement No.
                               33-28605), incorporated herein by reference.

                     (11) Statement re: calculation of per share earnings for the years ended December 31, 1993, 1992 and 1991.





*Reflects management contract or other compensatory arrangement required to be filed as an Exhibit pursuant to Item 14(c) of this Report.

                     (13) Portions of the Annual Report to shareholders for the year ended December 31, 1993.

                     (21)   Subsidiaries of the registrant.

                     (23)   Consent of Ernst & Young.

                     (24)   Power of Attorney.

                     (99a) Form 11-K Annual Report for the Brush Wellman Inc. Savings and Investment Plan for the year ended December 30, 1993.

                     (99b) Form 11-K Annual Report for the Williams Advanced Materials Inc. Savings and Investment Plan for the year ended December 30, 1993.


             (b) Reports on Form 8-K

                 There were no reports on Form 8-K filed during the fourth quarter of the year ended December 31, 1993.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. March 25, 1994 BRUSH WELLMAN INC.

By: /s/ Gordon D. Harnett                     By: /s/ Clark G. Waite
    ------------------------------------          -----------------------------
    Gordon D. Harnett                             Clark G. Waite
    Chairman of the Board,                        Senior Vice President and
    President and Chief Executive Officer         Chief Financial Officer


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

GORDON D. HARNETT*                Chairman of the Board,
- --------------------------        President, Chief Executive                    March 25, 1994 Officer and Director
Gordon D. Harnett                 (Principal Executive Officer)

Clark G. Waite                    Senior Vice President,
- --------------------------        Chief Financial Officer and                   March 25, 1994
Clark G. Waite                    Director
                                  (Principal Financial and Accounting Officer)

ALBERT C. BERSTICKER*             Director                                      March 25, 1994
- --------------------------
Albert C. Bersticker

CHARLES F. BRUSH, III*            Director                                      March 25, 1994
- --------------------------
Charles F. Brush, III

FRANK B. CARR                     Director                                      March 25, 1994
- --------------------------
Frank B. Carr

WILLIAM P. MADAR*                 Director                                      March 25, 1994
- --------------------------
William P. Madar

JULIEN L. McCALL*                 Director                                      March 25, 1994
- --------------------------
Julien L. McCall

GERALD C. McDONOUGH*              Director                                       March 25, 1994
- --------------------------
Gerald C. McDonough

ROBERT M. McINNES*                Director                                      March 25, 1994
- --------------------------
Robert M. McInnes

HENRY G. PIPER*                   Director                                      March 25, 1994
- --------------------------
Henry G. Piper

JOHN SHERWIN, JR.*                Director                                      March 25, 1994
- --------------------------
John Sherwin, Jr.


            *The undersigned, by signing his name hereto, does sign and execute this report on behalf of each of the above-named officers and directors of Brush Wellman Inc., pursuant to Powers of Attorney executed by each such officer and director filed with the Securities and Exchange Commission.

By:  /s/ Clark G. Waite
     -----------------------
     Clark G. Waite
     March 25, 1994
     Attorney-in-Fact

                                                                     Page 1 of 2

                                                   SCHEDULE V--PROPERTY, PLANT AND EQUIPMENT


                                                         BRUSH WELLMAN AND SUBSIDIARIES

                                                           Year ended December 31, 1993


               COL.A                 COL.B                  COL.C              COL.D               COL.E                  COL.F
- ------------------------------------------------------------------------------------------------------------------------------------
                              Balance at Beginning                                          Other Changes--Add        Balance at End
           CLASSIFICATION          of Period          Additions at Cost     Retirements     (Deduct)--Describe          of Period
- ------------------------------------------------------------------------------------------------------------------------------------
Mineral claims and leases       $   4,748,000           $  148,132          $      -0-          $     -0-             $  4,896,132
Natural gas properties                601,970                  -0-                 -0-                -0-                  601,970
Mine development                   18,401,573              813,544           5,325,561                -0-               13,889,556
Land                                4,399,021                  -0-                 -0-                -0-                4,399,021
Land improvements                   9,143,111                  -0-                 -0-                -0-                9,143,111
Buildings                          57,276,359              601,737               8,577           (142,809)              57,726,710
Machinery and equipment           218,947,697            5,001,770           2,688,184            306,849              221,568,132
Leasehold improvements                633,317              185,487                 -0-           (118,345)                 700,459
Furniture and fixtures              6,137,647              221,805             105,776           (309,251)               5,944,425
Computer equipment                  5,424,314              599,380             162,643            317,453                6,178,504
Automobiles and trucks              1,029,694              235,051              35,000              3,000                1,232,745
Research equipment                  3,168,937              225,990              26,413            (27,445)               3,341,069
Construction in progress            3,060,337            4,660,077(A)              -0-                -0-                7,720,414
                                -------------          -----------          ----------          ---------             ------------
    Total                       $ 332,971,977          $12,692,973          $8,352,154          $  29,452(B)          $337,342,248
                                =============          ===========          ==========          =========             ============


Note A - Net change for the year.
     B - Transfers, reclassifications and adjustments

                                                   SCHEDULE V--PROPERTY, PLANT AND EQUIPMENT


                                                         BRUSH WELLMAN AND SUBSIDIARIES

                                                           Year ended December 31, 1993

               COL.A                 COL.B                  COL.C              COL.D               COL.E                  COL.F
           -------------------------------------------------------------------------------------------------------------------------
                              Balance at Beginning                                          Other Changes--Add        Balance at End
           CLASSIFICATION          of Period          Additions at Cost     Retirements     (Deduct)--Describe          of Period
           -------------------------------------------------------------------------------------------------------------------------

           Note C - Depreciable lives used in computing the annual provision for depreciation. See Note A of the Notes to Consolidated Financial Statements found on page 12 of the annual report to shareholders.
                      Land improvements                           5 to 25 years
                      Buildings                                  10 to 40 years
                      Leasehold improvements                      Life of Lease
                      Machinery and equipment                     3 to 15 years
                      Furniture and fixtures                      4 to 15 years
                      Automobiles and trucks                      2 to  8 years
                      Research equipment                          6 to 12 years


                                                 SCHEDULE V--PROPERTY, PLANT AND EQUIPMENT


                                                       BRUSH WELLMAN AND SUBSIDIARIES

                                                         Year ended December 31, 1992


               COL.A                 COL.B                  COL.C              COL.D               COL.E                  COL.F
- ------------------------------------------------------------------------------------------------------------------------------------
                              Balance at Beginning                                          Other Changes--Add        Balance at End
           CLASSIFICATION          of Period          Additions at Cost     Retirements     (Deduct)--Describe          of Period
- ------------------------------------------------------------------------------------------------------------------------------------
Mineral claims and leases      $   4,501,667             $   246,333        $      -0-          $     -0-              $  4,748,000
Natural gas properties               601,970                     -0-               -0-                -0-                   601,970
Mine development                  17,553,233                 848,340               -0-                -0-                18,401,573
Land                               4,007,495                 414,526               -0-            (23,000)                4,399,021
Land improvements                  6,338,560               2,966,001           126,988            (34,462)                9,143,111
Buildings                         55,987,160               3,247,850           978,589           (980,062)               57,276,359
Machinery and equipment          207,557,026              11,658,600         1,444,510          1,176,581               218,947,697
Leasehold improvements               454,186                  10,152            53,948            222,927                   633,317
Furniture and fixtures             5,793,770                 895,818           610,937             58,996                 6,137,647
Computer equipment                 4,284,086               1,355,583           203,212            (12,143)                5,424,314
Automobiles and trucks               958,377                  72,217               900                -0-                 1,029,694
Research equipment                 3,477,156                 138,788           367,992            (79,015)                3,168,937
Construction in progress          10,466,262              (7,402,363)(A)           -0-             (3,562)                3,060,337
                               -------------             -----------        ----------          ---------              ------------
    Total                      $ 321,980,948             $14,451,845        $3,787,076          $ 326,260(B)           $332,971,977
                               =============             ===========        ==========          =========              ============


Note A - Net change for the year.
     B - Other changes include deductions of $818,000 for property held for resale (reclassified to Other Assets), additions of
         $1,248,000 for the Tegmen acquisition and other adjustments of $104,000.

                                                  SCHEDULE V--PROPERTY, PLANT AND EQUIPMENT


                                                        BRUSH WELLMAN AND SUBSIDIARIES

                                                         Year ended December 31, 1992

               COL.A                 COL.B                  COL.C              COL.D               COL.E                  COL.F
           -------------------------------------------------------------------------------------------------------------------------
                              Balance at Beginning                                          Other Changes--Add        Balance at End
           CLASSIFICATION          of Period          Additions at Cost     Retirements     (Deduct)--Describe          of Period
           -------------------------------------------------------------------------------------------------------------------------

           Note C - Depreciable lives used in computing the annual provision for depreciation. See Note A of the Notes to Consolidated Financial Statements found on page 12 of the annual report to shareholders.
                      Land improvements                       5 to 25 years
                      Buildings                              10 to 40 years
                      Leasehold improvements                  Life of Lease
                      Machinery and equipment                 3 to 15 years
                      Furniture and fixtures                  4 to 15 years
                      Automobiles and trucks                  2 to  8 years
                      Research equipment                      6 to 12 years

                                               SCHEDULE V--PROPERTY, PLANT AND EQUIPMENT


                                                     BRUSH WELLMAN AND SUBSIDIARIES

                                                       Year ended December 31, 1991


               COL.A                 COL.B                  COL.C              COL.D               COL.E                  COL.F
- ------------------------------------------------------------------------------------------------------------------------------------
                              Balance at Beginning                                          Other Changes--Add        Balance at End
           CLASSIFICATION          of Period          Additions at Cost     Retirements     (Deduct)--Describe          of Period
- ------------------------------------------------------------------------------------------------------------------------------------
Mineral claims and leases      $   4,241,740             $   259,927         $       -0-       $      -0-               $  4,501,667
Natural gas properties               601,970                      -0-                -0-              -0-                    601,970
Mine development                  11,164,547               6,388,686                 -0-              -0-                 17,553,233
Land                               4,187,495                      -0-                -0-        (180,000)                  4,007,495
Land improvements                  6,155,043                 214,279             30,762               -0-                  6,338,560
Buildings                         55,173,721                 865,111             45,112           (6,560)                 55,987,160
Machinery and equipment          201,603,329              10,360,328          4,503,302           96,671                 207,557,026
Leasehold improvements               501,242                  46,814              6,560          (87,310)                    454,186
Furniture and fixtures             5,504,715                 224,726            149,642          213,971                   5,793,770
Computer equipment                 3,841,224                 695,637             44,098         (208,677)                  4,284,086
Automobiles and trucks               873,353                  99,170             14,146               -0-                    958,377
Research equipment                 3,498,849                  92,048            113,741               -0-                  3,477,156
Construction in progress           9,740,438                 744,254(A)              -0-         (18,430)                 10,466,262
                               -------------             -----------         ----------        ---------                ------------
    Total                      $ 307,087,666             $19,990,980         $4,907,363        $(190,335)(B)            $321,980,948
                               =============             ===========         ==========        =========                ============


Note A - Net change for the year.
     B - Other changes include charges of $190,000 for the writedown of impaired assets at Williams Advanced Materials Inc.

                                                  SCHEDULE V--PROPERTY, PLANT AND EQUIPMENT


                                                        BRUSH WELLMAN AND SUBSIDIARIES

                                                         Year ended December 31, 1991


               COL.A                 COL.B                  COL.C              COL.D               COL.E                  COL.F
           -------------------------------------------------------------------------------------------------------------------------
                              Balance at Beginning                                          Other Changes--Add        Balance at End
           CLASSIFICATION          of Period          Additions at Cost     Retirements     (Deduct)--Describe          of Period
           -------------------------------------------------------------------------------------------------------------------------

           Note C - Depreciable lives used in computing the annual provision for depreciation. See Note A of the Notes to Consolidated Financial Statements found on page 12 of the annual report to shareholders.
                      Land improvements                       5 to 25 years
                      Buildings                              10 to 40 years
                      Leasehold improvements                  Life of Lease
                      Machinery and equipment                 3 to 15 years
                      Furniture and fixtures                  4 to 15 years
                      Automobiles and trucks                  2 to  8 years
                      Research equipment                      6 to 12 years



                                 SCHEDULE VI--ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION
                                                 OF PROPERTY, PLANT AND EQUIPMENT


                                                  BRUSH WELLMAN AND SUBSIDIARIES

                                                   Year ended December 31, 1993


          COL.A                     COL. B                  COL. C               COL. D           COL.E                COL.F
- ----------------------------------------------------------------------------------------------------------------------------------
                             Balance at Beginning     Additions Charged to                  Other Changes--Add      Balance at End
        DESCRIPTION              of Period            Costs and Expenses       Retirements   (Deduct)--Describe        of Period
- ----------------------------------------------------------------------------------------------------------------------------------
Mineral claims and leases      $   1,462,369             $    66,265            $    -0-         $   -0-               $  1,528,634
Natural gas properties               601,970                   -0-                   -0-             -0-                    601,970
Mine development                   7,851,946               3,078,237             5,325,561           -0-                  5,604,622
Land improvements                  4,366,231                 610,355                 -0-             -0-                  4,976,586
Buildings                         27,455,565               2,409,733                 5,003              (3)              29,860,292
Machinery and equipment          151,515,241              13,330,569             2,193,939         345,670              162,997,541
Leasehold improvements               408,850                 232,394                 -0-            (8,398)                 632,846
Furniture and fixtures             4,574,688                 339,349                92,530        (506,406)               4,315,101
Computer equipment                 3,502,598                 795,831               127,775         225,624                4,396,278
Automobiles and trucks               824,398                 101,555                35,000          (3,000)                 887,953
Research equipment                 2,416,680                 241,441                26,314         (17,378)               2,614,429
                                ------------             -----------            ----------       ---------             ------------
     Total                      $204,980,536             $21,205,729            $7,806,122       $  36,109(A)          $218,416,252
                                ============             ===========            ==========       =========             ============

Note A = Transfers, reclassifications and adjustments

                                 SCHEDULE VI--ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION
                                                 OF PROPERTY, PLANT AND EQUIPMENT


                                                  BRUSH WELLMAN AND SUBSIDIARIES

                                                   Year ended December 31, 1992

               COL.A                     COL.B                  COL.C              COL.D              COL.E             COL.F
- ----------------------------------------------------------------------------------------------------------------------------------
                                  Balance at Beginning  Additions Charged to                   Other Changes--Add   Balance at End
            DESCRIPTION                of Period         Costs and Expenses     Retirements    (Deduct)--Describe     of Period
- ----------------------------------------------------------------------------------------------------------------------------------
Mineral claims and leases           $   1,399,669          $    62,700          $    -0-           $   -0-           $  1,462,369
Natural gas properties                    601,970                -0-                 -0-               -0-                601,970
Mine development                        5,522,298            2,329,648               -0-               -0-              7,851,946
Land improvements                       3,983,038              543,279             125,624           (34,462)           4,366,231
Buildings                              26,565,602            2,224,695             877,826          (456,906)          27,455,565
Machinery and equipment               139,930,913           12,811,480           1,252,834            25,682          151,515,241
Leasehold improvements                    392,646               70,152              53,948             -0-                408,850
Furniture and fixtures                  4,644,100              564,746             549,903           (84,255)           4,574,688
Computer equipment                      3,024,454              667,833             189,300              (389)           3,502,598
Automobiles and trucks                    735,170               90,128                 900             -0-                824,398
Research equipment                      2,601,745              234,330             367,366           (52,029)           2,416,680
                                    -------------          -----------          ----------         ---------         ------------
     Total                          $ 189,401,605          $19,598,991          $3,417,701         $(602,359)(A)     $204,980,536
                                    =============          ===========          ==========         ==========        ============

Note A = Property held for resale (reclassified to Other Assets) transfers and adjustments.


                                 SCHEDULE VI--ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION
                                                 OF PROPERTY, PLANT AND EQUIPMENT


                                                  BRUSH WELLMAN AND SUBSIDIARIES

                                                   Year ended December 31, 1991

               COL.A                    COL.B                   COL.C              COL.D             COL.E             COL.F
- ---------------------------------------------------------------------------------------------------------------------------------
                                 Balance at Beginning   Additions Charged to                  Other Changes--Add   Balance at End
            DESCRIPTION               of Period          Costs and Expenses     Retirements   (Deduct)--Describe     of Period
- ---------------------------------------------------------------------------------------------------------------------------------
Mineral claims and leases           $  1,382,794           $    16,875          $       -0-       $       -0-       $  1,399,669
Natural gas properties                   601,970                    -0-                 -0-               -0-            601,970
Mine development                       4,566,952               955,346                  -0-               -0-          5,522,298
Land improvements                      3,505,458               447,707               3,494            33,367           3,983,038
Buildings                             23,723,916             2,367,773              19,482           493,395          26,565,602
Machinery and equipment              119,838,135            14,546,672           3,452,797         8,998,903         139,930,913
Leasehold improvements                   227,033                81,100               6,560            91,073             392,646
Furniture and fixtures                 4,170,940               448,373             134,134           158,921           4,644,100
Computer equipment                     2,345,702               623,164              12,593            68,181           3,024,454
Automobiles and trucks                   646,105                70,636                  -0-           18,429             735,170
Research equipment                     2,443,536               247,891              89,682                -0-          2,601,745
                                    ------------           -----------          ----------        ----------        ------------
     Total                          $163,452,541           $19,805,537          $3,718,742        $9,862,269(A)     $189,401,605
                                    ============           ===========          ==========        ==========        ============

       Note A = Other changes include additions of $6,070,000 and $3,782,000 for the write-down of impaired assets at Technical
                Materials, Inc. and Williams Advanced Materials Inc., respectively.


                                         SCHEDULE VIII--VALUATION AND QUALIFYING ACCOUNTS


                                                  BRUSH WELLMAN AND SUBSIDIARIES

                                           Years ended December 31, 1993, 1992 and 1991

               COL. A                      COL. B                        COL. C                      COL. D              COL. E
- ------------------------------------------------------------------------------------------------------------------------------------
                                                                       ADDITIONS
                                                          ------------------------------------
                                                                 (1)                (2)
- ------------------------------------------------------------------------------------------------------------------------------------
                                    Balance at Beginning  Charged to Costs   Charged to Other                         Balance at End
            DESCRIPTION                  of Period          and Expenses    Accounts--Describe    Deductions--Describe   of Period
Year ended December 31, 1993
Deducted from asset accounts:
    Allowance for doubtful
    accounts receivable                  $ 781,389         $   234,392         $       -0-            $ 110,868(A)       $ 904,913
    Inventory  reserves and
    obsolescence                         $   -0-           $ 3,187,135         $       -0-            $    - 0 -         $3,187,135
    Allowance for deferred tax assets    $   -0-           $     -0-           $ 1,540,000(B)         $     -0-          $1,540,000

Year ended December 31, 1992
Deducted from asset accounts:
    Allowance for doubtful
    accounts receivable                  $ 792,162         $     5,245         $       -0-            $  16,018(A)       $ 781,389

Year ended December 31, 1991
Deducted from asset accounts:
    Allowance for doubtful
    accounts receivable                  $ 698,901         $   536,143         $       -0-            $ 442,882(A)       $ 792,162

Note A -  Bad debts written off.
Note B -  The Company adopted SFAS No. 109, "Accounting for Income Taxes," effective January 1, 1993.  Under Statement 109, a deferred tax asset of $1,540,000 was recorded for net operating loss carryforwards.  Since it is unknown as to whether the deferred tax asset would be utilized, a valuation allowance was recorded to offset the asset.

                                               SCHEDULE IX -- SHORT-TERM BORROWINGS


                                                  BRUSH WELLMAN AND SUBSIDIARIES

                                                   Year ended December 31, 1993

               COL.A                    COL.B              COL.C            COL.D                   COL.E                COL.F
- ------------------------------------------------------------------------------------------------------------------------------------
                                                         Weighted          Maximum                 Average              Weighted
                                                          Average           Amount                 Amount               Average
       CATEGORY OF AGGREGATE        Balance at End       Interest        Outstanding             Outstanding         Interest Rate
       SHORT-TERM BORROWINGS          of Period            Rate       During the Period       During the Period    During the Period
- ------------------------------------------------------------------------------------------------------------------------------------
Year ended December 31, 1993
  Notes payable                      $16,263,373(A)      2.7%              $27,365,696        $ 20,644,171(B)           3.7%(C)

Year ended December 31, 1992
  Notes payable                      $19,805,811(A)      5.0%              $27,177,508        $ 22,878,725(B)           5.6%(C)

Year ended December 31, 1991
  Notes payable                      $24,040,488(A)      5.9%              $27,581,143        $ 24,119,504(B)           6.2%(C)

Note A - Short-term borrowings include borrowings incurred by foreign subsidiaries payable in foreign currency, the current portion of long-term notes payable and debt denominated in precious metal, primarily gold.

Note B - The average amount outstanding during the period was computed by dividing the total of daily outstanding principal balances by 365 days in 1993 and 1991 and 366 days in 1992.

Note C - The weighted average interest rate during the period was computed by dividing interest expense by the related average short-term debt outstanding.

                    SCHEDULE X--SUPPLEMENTARY INCOME STATEMENT INFORMATION

                              BRUSH WELLMAN INC. AND SUBSIDIARIES

                         Years Ended December 31, 1993, 1992 and 1991

- -----------------------------------------------------------------------------------------------------
                COL. A                                                 COL.B
- -----------------------------------------------------------------------------------------------------
                 ITEM                                      CHARGED TO COSTS AND EXPENSES
- -----------------------------------------------------------------------------------------------------
                                                             Years ended December 31,
                                                 1993                  1992                1991
                                                 ----                  ----                ----
   Maintenance and repairs                   $17,124,857          $ 15,633,149         $19,141,792

   Taxes, other than payroll
     and income taxes                        $ 2,899,736          $  2,985,743         $ 3,097,285

   Depreciation and amortization
     of intangible assets:

     Technology                              $    13,858          $     18,000         $ 2,850,315(A)

     Goodwill                                $   139,084          $    315,088         $12,238,404(A)

  Note:     Amounts for depreciation and amortization of pre-operating costs and similar deferrals, royalties and advertising are not presented as such amounts are less than 1% of total sales and revenues.  Separate categories of taxes included in the total are less than 1% of total sales and revenues.

  (A)  The increase in goodwill and technology amortization in 1991 is due to the writedown of asset values at Williams Advanced
       Materials Inc. and Technical Materials Inc.

                                                           INDEX TO EXHIBITS
                                                           -----------------

                                                                                                                         Sequential
Exhibit Number            Description of Exhibit                                                                         Page Number
- --------------            ----------------------                                                                         -----------
      (3a)                Amended Articles of Incorporation of the Company as amended February 28, 1989 (filed as
                          Exhibit 3a to the Company's Form 10-K Annual Report for the year ended December 31,
                          1988), incorporated herein by reference.

      (3b)                Regulations of the Company as amended April 25, 1989 (filed as Exhibit 3 to the
                          Company's Form 10-Q Quarterly Report for the quarter ended July 2, 1989) and further amended April 27, 1993 (filed as Exhibit 3ii to the Company's Form 10-Q Quarterly
                          Report for the quarter ended April 4, 1993), incorporated herein by reference.

      (4a)                Common Stock Certificate of the Company (filed as Exhibit 4c to Post-Effective
                          Amendment No. 2 to Registration Statement No. 2-64080), incorporated herein by reference.

      (4b)                Credit Agreement dated as of December 23, 1991 between the Company and National City
                          Bank acting for itself and as agent for three other banking institutions (filed as
                          Exhibit 4b to the Company's Form 10-K Annual Report for the year ended December 31,
                          1991), incorporated herein by reference.

      (4c)                Rights Agreement between the Company and Society National Bank (formerly Ameritrust
                          Company National Association) as amended February 28, 1989 (filed as Exhibit 4c to the
                          Company's Form 10-K Annual Report for the year ended December 31, 1988), incorporated herein by reference.

      (4d)                Issuing and Paying Agency Agreement dated as of February 1, 1990, including a specimen form of a medium term note issued thereunder, between the Company and Morgan Guaranty
                          Trust Company of New York (filed as Exhibit 4d to the Company's Form 10-K Annual Report for the year ended December 31, 1989), incorporated herein by reference.

      (4e)                Pursuant to Regulation S-K, Item 601-(b)(4), the Company agrees to furnish to the
                          Commission, upon its request, a copy of the instruments defining the rights of holders of long-term debt of the Company that are not being filed with this report.

                                                                                                                         Sequential
Exhibit Number            Description of Exhibit                                                                         Page Number
- --------------            ----------------------                                                                         -----------
      (10a)               Employment Agreement entered into by the Company and Mr. Gordon D. Harnett on March 20,
                          1991 (filed as Exhibit 10a to the Company's Form 10-K Annual Report for the year ended
                          December 31, 1990), incorporated herein by reference.

      (10b)               Form of Employment Agreement entered into by the Company and Messrs. Waite, Brophy,
                          Hanes, Harlan, Rozek and Sandor on February 20, 1989 (filed as Exhibit 10j to the
                          Company's Form 10-K Annual Report for the year ended December 31, 1988), incorporated herein by reference.

      (10c)               Form of Amendment to the Employment Agreement (dated February 20, 1989) entered into by the Company and Messrs. Waite, Brophy, Hanes, Harlan, Rozek and Sandor dated February
                          28, 1991 (filed as Exhibit 10c to the Company's Form 10-K Annual Report for the year ended December 31, 1990), incorporated herein by reference.

      (10d)               Form of Employment Agreement entered into by the Company and Mr. Daniel A. Skoch on January
                          28, 1992 and Mr. Stephen Freeman dated August 3, 1993 (filed as Exhibit 10d to the
                          Company's Form 10-K Annual Report for the year ended December 31, 1991), incorporated herein by reference.

      (10e)               Form of Trust Agreement between the Company and Society National Bank (formerly
                          Ameritrust Company National Association) on behalf of Messrs. Waite, Brophy, Hanes,
                          Harlan, Rozek and Sandor dated February 20, 1989, Mr. Harnett dated March 20, 1991 and
                          Mr. Skoch dated January 28, 1992 and Mr. Stephen Freeman dated August 3, 1993 (filed  as
                          Exhibit 10k to the Company's Form 10-K Annual Report for the year ended December 31,
                          1988), incorporated herein by reference.

      (10f)               Form of Indemnification Agreement entered into by the Company and Mr. C. G. Waite on
                          June 27, 1989 and Mr. G. D. Harnett on March 20, 1991 (filed as Exhibit 10a to the
                          Company's Form 10-Q Quarterly Report for the quarter ended July 2, 1989), incorporated herein by reference.

      (10g)               Form of Indemnification Agreement entered into by the Company and Messrs. J. H. Brophy,
                          A. J. Sandor, C. B. Harlan, H. D. Hanes, and R. H. Rozek on June 27, 1989, Mr. D. A.
                          Skoch on January 28, 1992 and Mr. Stephen Freeman dated August 3, 1993 (filed as
                          Exhibit 10b to the Company's Form 10-Q Quarterly Report for the quarter ended July 2,
                          1989), incorporated herein by reference.

                                                                                                                         Sequential
Exhibit Number            Description of Exhibit                                                                         Page Number
- --------------            ----------------------                                                                         -----------
      (10h)               Form of Indemnification Agreement entered into by the Company and Messrs. C. F. Brush,
                          F. B. Carr, W. E. MacDonald, J. L. McCall, W. P. Madar, G. C. McDonough, R. M. McInnes,
                          H. G. Piper and J. Sherwin Jr. on June 27, 1989 and Mr. A. C. Bersticker on April 27,
                          1993 (filed as Exhibit 10c to the Company's Form 10-Q Quarterly Report for the quarter ended July 2, 1989), incorporated herein by reference.

      (10i)               Directors' Retirement Plan as amended January 26, 1993 (filed as Exhibit 10i to the
                          Company's Form 10-K Annual Report for the year ended December 31, 1992), incorporated herein by reference.

      (10j)               Deferred Compensation Plan for Nonemployee Directors effective January 1, 1992 (filed as Exhibit I to the Company's Proxy Statement dated March 6, 1992), incorporated herein by reference.

      (10k)               Form of Trust Agreement between the Company and National City Bank N.A. dated January
                          1, 1992 on behalf of Nonemployee Directors of the Company (filed as Exhibit 10i to the
                          Company's Form 10-K Annual Report for the year ended December 31, 1992), incorporated herein by reference.

      (10l)               Incentive Compensation Plan adopted December 16, 1991, effective January 1, 1992 (filed as Exhibit 10l to the Company's Form 10-K Annual Report for the year ended December 31,
                          1991), incorporated herein by reference.

      (10m)               Management Performance Compensation Plan adopted February 22, 1993, effective January
                          1, 1993 (filed as Exhibit 10i to the Company's Form 10-K Annual Report for the year ended December 31, 1992), incorporated herein by reference.

      (10n)               Supplemental Retirement Plan as amended and restated December 1, 1992 (filed as Exhibit
                          10i to the Company's Form 10-K Annual Report for the year ended December 31, 1992), incorporated herein by reference.

      (10o)               Form of Trust Agreement between the Company and Society National Bank dated January 8,
                          1993 pursuant to the December 1, 1992 amended Supplemental Retirement Plan (filed as
                          Exhibit 10i to the Company's Form 10-K Annual Report for the year ended December 31,
                          1992), incorporated herein by reference.

                                                                                                                         Sequential
Exhibit Number            Description of Exhibit                                                                         Page Number
- --------------            ----------------------                                                                         -----------
      (10p)               Employment arrangement between the Company and Mr. Gordon D. Harnett effective January
                          22, 1991 (filed as Exhibit 10k to the Company's Form 10-K Annual Report for the year ended December 31, 1990) incorporated herein by reference.

      (10q)               Amendment to the employment arrangement (effective January 22, 1991) between the
                          Company and Mr. Gordon D. Harnett (filed as Exhibit 10o to the Company's Form 10-K
                          Annual Report for the year ended December 31, 1991), incorporated herein by reference.

      (10r)               Agreement between the Company and H. G. Piper dated as of January 23, 1990 (filed as
                          Exhibit 10i to the Company's Form 10-K Annual Report for the year ended December 31,
                          1989), incorporated herein by reference.

      (10s)               Amendment dated February 19, 1991 to the agreement between the Company and Mr. H. G.
                          Piper dated January 23, 1990 (filed as Exhibit 10m to the Company's Form 10-K Annual
                          Report for the year ended December 31, 1990) incorporated herein by reference.

      (10t)               Amendment dated February 27, 1990 to the Indemnification Agreement between the Company and H. G. Piper (filed as Exhibit 10l to the Company's Form 10-K Annual Report for the
                          year ended December 31, 1989), incorporated herein by reference.

      (10u)               1979 Stock Option Plan, as amended pursuant to approval of shareholders on April 21,
                          1982 (filed as Exhibit 15A to Post-Effective Amendment No. 3 to Registration Statement
                          No. 2-64080), incorporated herein by reference.

      (10v)               1984 Stock Option Plan as amended by the Board of Directors on April 18, 1984 and
                          February 24, 1987 (filed as Exhibit 4.4 to Registration Statement No. 33-28605),
                          incorporated herein by reference.

      (10w)               1989 Stock Option Plan (filed as Exhibit 4.5 to Registration Statement No. 33-28605),
                          incorporated herein by reference.

      (10x)               1990 Stock Option Plan for Nonemployee Directors (filed as Exhibit 4.6 to Registration
                          Statement No. 33-35979), incorporated herein by reference.

                                                                                                                         Sequential
Exhibit Number            Description of Exhibit                                                                         Page Number
- --------------            ----------------------                                                                         -----------
      (10y)               1977 Stock Appreciation Rights Plan (filed as Exhibit 4.6 to Registration Statement No.
                          33-28605), incorporated herein by reference.

      (11)                Statement re: calculation of per share earnings for the years ended December 31, 1993,
                          1992 and 1991.

      (13)                Portions of the Annual Report to shareholders for the year ended December 31, 1993.

      (21)                Subsidiaries of the registrant.

      (23)                Consent of Ernst & Young.

      (24)                Power of Attorney.

      (99a)               Form 11-K Annual Report for the Brush Wellman Inc. Savings and Investment Plan for the
                          year ended December 30, 1993.

      (99b)               Form 11-K Annual Report for the Williams Advanced Materials Inc. Savings and Investment
                          Plan for the year ended December 30, 1993.