Form 10-Q
period 1994-04-03
BRUSH WELLMAN INC
filed 1994-05-10
CIK 14957

                                                                  Page 1 of 16
                                                  Index to Exhibits on Page 16



                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
  X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  --    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 1994

                                        OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  --   SECURITIES EXCHANGE ACT OF 1934

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


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __


  As of April 30, 1994, there were 16,088,315 shares of Common Stock, par value $1 per share, outstanding.

                         PART I.  FINANCIAL INFORMATION

                      BRUSH WELLMAN INC. AND SUBSIDIARIES


Item 1.  Financial Statements
         --------------------
The consolidated financial statements of Brush Wellman Inc. and its subsidiaries for the quarter ended April 3, 1994. are as follows:


  Consolidated Statements of Income -
      Three months ended April 3, 1994 and April 4, 1993.

  Consolidated Balance Sheets -
      April 3, 1994 and December 31, 1993.

  Consolidated Statements of Cash Flows -
      Three months ended April 3, 1994 and April 4, 1993.


  Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                            First Quarter Ended
(Dollars in thousands except share
and per share amounts)                      April 3,      April 4,
                                              1994         1993
- ------------------------------------------------------------------

Net sales                                    $84,794      $69,380

Costs and expenses:
     Cost of sales                            61,600       53,535
     Selling, administrative
      and general expenses                    12,617       11,621
     Research and development
      expenses                                 2,186        1,766
     Interest expense                            471          855
     Other-net                                   776           36
                                              ------       ------
                                              77,650       67,813
                                              ------       ------
Income before income taxes                     7,144        1,567
     Income taxes                              1,550          413
                                              ------       ------
Net Income                                    $5,594       $1,154
                                              ======       ======
Per Share of Common Stock:                     $0.35        $0.07

Cash dividends per common share                $0.05        $0.05

Weighted average number
     of common shares outstanding         16,157,216   16,118,194




See notes to consolidated financial statements.


CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                             April. 3,    Dec. 31,
(Dollars in thousands)                          1994        1993
- ------------------------------------------------------------------
Assets
Current Assets
   Cash and cash equivalents                   $14,443      $7,690
   Accounts receivable                          49,771      46,462
   Inventories                                  85,698      86,477
   Prepaid expenses and other
     current assets                             15,894      15,595
                                               -------     -------
        Total Current Assets                   165,806     156,224

Other Assets                                    15,933      16,231

Property, Plant and Equipment                  341,021     337,342
   Less allowances for depreciation,
     depletion and impairment                  223,611     218,416
                                               -------     -------
                                               117,410     118,926

Goodwill                                         1,932       1,991
                                               -------     -------
                                              $301,081    $293,372
                                              ========    ========


Liabilities and Shareholders' Equity
Current Liabilities
   Short-term debt                             $17,718     $16,263
   Accounts payable                              5,378       5,427
   Other liabilities and accrued
     items                                      21,029      20,822
   Dividends payable                                 -         804
   Income taxes                                  9,479       7,636
                                               -------     -------
        Total Current Liabilities               53,604      50,952

Other Long-Term Liabilities                     41,090      40,664

Long-Term Debt                                  24,195      24,000

Deferred Income Taxes                            5,315       5,682

Shareholders' Equity                           176,877     172,074
                                               -------     -------
                                              $301,081    $293,372
                                              ========    ========



See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)                                                       First Quarter Ended
                                                                    Apr. 3,   Apr. 4
(Dollars in thousands)                                               1994      1993
- ------------------------------------------------------------       -----------------
Net Income                                                           $5,594    $1,154
Adjustments to Reconcile Net Income to Net Cash
  Provided From Operating Activities:
  Depreciation, depletion and amortization                            4,638     4,851
  Amortization of mine development                                      721       631
  Decrease (Increase) in accounts receivable                         (2,449)   (8,106)
  Decrease (Increase) in Inventory                                      779     2,039
  Decrease (Increase) in prepaid and other current assets              (312)      881
  Increase (Decrease) in accounts payable and accrued expenses         (229)       52
  Increase (Decrease) in interest and taxes payable                   1,456      (128)
  Increase (Decrease) in deferred income tax                           (368)     (634)
  Other - net                                                           618       (35)
                                                                     ------    ------
          Net Cash Provided From Operating Activities                10,448       705
Cash Flows from Investing Activities:
  Payments for purchase of property, plant and equipment             (3,608)   (2,089)
  Payments for mine development                                        (141)     (240)
                                                                     ------    ------
          Net Cash Provided From (Used in) Investment Activities     (3,749)   (2,329)
Cash Flows from Financing Activities:
  Proceeds from (Repayment of) short-term debt - net                  1,029       913
  Proceeds from issuance of long-term debt                                0     1,010
  Issuance of Common Stock under stock option plans                      14        13
  Payments of dividends                                              (1,609)   (2,574)
                                                                     ------    ------
         Net Cash Provided From ( Used in) Financing Activities        (566)     (638)
Effects of Exchange Rate Changes                                        620       807
                                                                     ------    ------
                        Net Change in Cash and Cash Equivalents       6,753    (1,455)
              Cash and Cash Equivalents at Beginning of Period        7,690     4,190
                                                                     ------    ------
                     Cash and Cash Equivalents at End of Period     $14,443    $2,735
                                                                    =======    ======

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
April 3, 1994


NOTE A - ACCOUNTING POLICIES

In management's opinion, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the Financial position as of April 3, 1994 and December 31, 1993 and the results of operations for the three months ended April 3, 1994 and April 4, 1993.


NOTE B - INVENTORIES
                                    April 3,    Dec 31,
(Dollars in thousands)                1994        1993
- -------------------------------------------------------
Principally average cost:
  Raw materials and supplies         $20,326     $19,431
  In Process                          48,866      50,349
  Finished                            34,352      33,720
                                     -------     -------
                                     103,544     103,500

Excess of average cost over
   LIFO inventory value               17,846      17,023
                                     -------     -------
                                     $85,698     $86,477
                                     =======     =======



NOTE C - OTHER POSTEMPLOYMENT BENEFITS

Effective January 1, 1994, the Company adopted Financial Accounting Standards Board Statement No. 112,"Employers' Accounting for Postemployment Benefits." The cumulative effect of adoption had essentially no effect on the Company's cash position.

NOTE D - INCOME TAXES

Effective January 1, 1993, the Company adopted Financial Accounting Standards Board Statement No. 109,"Accounting for Income Taxes." The cumulative effect of adoption had essentially no effect on earnings and no effect on the Company's cash position.

Item 2.  Management's Discussion and Analysis
         ------------------------------------
Results of Operations
- ---------------------
First quarter 1994 sales of $85 million represents an increase of 22% over the $69 million recorded in first quarter 1993 and 8% over the $78 million recorded in fourth quarter 1993. The increases were primarily in beryllium alloys and precious metal products. International sales totaled $25 million and comprised 29% of total sales in the first quarter 1994 compared to $18 million or 27% of total sales in 1993.

Sales of beryllium alloys increased 20% in first quarter 1994 from the year ago period. Economic strength, coupled with market development efforts, accounts for the sales increase. The strong U.S. automotive market, along with telecommunications, are the key market growth areas for beryllium alloys. We expect favorable sales comparisons throughout 1994.

Beryllium sales decreased slightly from the year ago period. Final shipments of AlBeMet(TM) components for a computer disk drive occurred in first quarter 1994. This program was active throughout 1993. The Defense Logistics Agency
(DLA) supply contract will be completed in second quarter 1994. Therefore, lower 1994 second half sales for this product line are expected. Development of new products and applications are focused on aerospace and avionics markets.

Beryllia ceramic sales were flat in first quarter 1994 as compared to first
quarter 1993.   Strong U.S. automotive and telecommunications equipment demands were offset by the decline in defense applications. New products based on direct bond copper technology are now in production.

Specialty metal systems sales increased in first quarter 1994 as compared to first quarter 1993. Application development efforts, coupled with strength in the automotive, telecommunications, computer and semiconductor industries, are generating increased demand.

Sales of precious metal products were up significantly in first quarter 1994 over the comparable 1993 period and exceeded the strong fourth quarter of 1993. This increase is being fueled by the demand from semiconductor producers that utilize the Company's frame lid assembly products. It is anticipated that this demand will slow over the remainder of 1994. Precious metal vapor deposition targets represent a growing new product line.

Gross margin (sales less cost of sales) increased to 27.4% of sales in first quarter 1994 as compared to 22.8% of sales in first quarter 1993. Higher sales and production volumes of beryllium alloys account for the improvement. In addition to lower unit costs from the higher throughput, better manufacturing efficiency and yields also contributed. Product mix and the relatively weaker dollar also enhanced first quarter alloy margins. The precious metal content of sales increased in first quarter 1994 as compared to first quarter 1993 in both price and quantity, and this tends to restrain the gross margin percentage. First quarter 1993 gross margin was negatively impacted by manufacturing problems with the AlBeMet(TM) disk drive component.

Selling, administrative and general expenses were $12.6 million or 14.9% of sales, up from $11.6 million or 16.7% of sales in first quarter 1993. The increase is primarily in administrative and general expenses which include an increased accrual for incentive compensation.

Research and development (R&D) expenses in first quarter 1994 were more than 20% higher than in first quarter 1993. This increase is mainly in beryllium products where efforts are focused on new product development, especially in AlBeMet(TM) materials. R&D expenses for the year 1994 are expected to approximate $8 million as compared to $7.1 million during 1993.

Interest expense was down substantially in first quarter 1994 as compared to first quarter 1993. This is due principally to lower average debt outstanding. A $3 million 7-1/4% industrial revenue bond was refunded in February 1994 which will reduce interest expense further.

Other-net expense was $0.8 million in first quarter 1994 compared to less than $0.1 million in first quarter 1993. This category includes non- operating items such as currency exchange and translation effects, interest income and amortization of goodwill. First quarter 1993 included $0.7 million of nonrecurring gains from a contract settlement and a license payment.

First quarter 1994 income before income taxes increased to $7.1 million from $1.6 million in first quarter 1993 due primarily to the improved gross margin. Income taxes were provided for at an effective rate of 21.7% of pre-tax income in first quarter 1994 compared to 25.9% in first quarter 1993 and 16.2% for all of 1993. First quarter earnings per share were $0.35 in 1994 compared to $0.07 in 1993.

Financial Condition
- -------------------
Net cash provided from operating activities was $10.4 million during first quarter 1994 as compared to $0.7 million in the 1993 comparable period.

Capital expenditures for property, plant and equipment amounted to $3.6 million during first quarter 1994 and are expected to total $20 million for the year.
A higher level of spending will
occur during second quarter 1994 for a project to extend the life and capacity of the tailings pond at the Company's Utah extraction facility.

Total debt increased by $1.7 million during first quarter 1994. All of the increase was in the international subsidiaries and includes exchange rate movements. Long-term debt at the end of the quarter was 12% of total capital.

Exhibits to Part I
- ------------------

1.  Computation of Per Share Earnings


                                                                          PART I
                                                                       EXHIBIT 1

                      BRUSH WELLMAN INC. AND SUBSIDIARIES
                       COMPUTATION OF PER SHARE EARNINGS


                                                                    FIRST QUARTER ENDED
                                                          ----------------------------------------
                                                              April 3,                 April 4,
                                                                1994                     1993
                                                           -------------             ------------
Primary:
  Average shares outstanding                                 16,087,928               16,086,779

  Dilutive stock options based
         on the treasury stock method
         using average market price                              44,950                   31,415
                                                            -----------              -----------
                 TOTALS                                      16,132,878               16,118,194
                                                            ===========              ===========

  Net Income                                                $ 5,594,000              $ 1,154,000

  Per share amount                                          $       .35              $       .07
                                                            ===========              ===========


Fully diluted:
  Average shares outstanding                                 16,087,928               16,086,779

  Dilutive stock options based
         on the treasury stock method
         using period-end market price,
         if higher than the average
         market price                                            69,288                   31,415
                                                             -----------              ----------
                 TOTALS                                       16,157,216              16,118,194
                                                             ===========              ==========


  Net Income                                                 $ 5,594,000             $ 1,154,000

  Per share amount                                           $       .35             $       .07
                                                             ===========             ===========


                           PART II  OTHER INFORMATION

                      BRUSH WELLMAN INC. AND SUBSIDIARIES


Item 1.  LEGAL PROCEEDINGS
- --------------------------

                 (a)  Asbestos Exposure Claims
                      ------------------------
                 A subsidiary of the Company (the "Subsidiary") is a co-defendant in twenty-eight cases making claims for asbestos-induced illness allegedly relating to the former operations of the Subsidiary, then known as The S. K. Wellman Corp. Twenty-three of these cases have been reported in prior filings with the S.E.C. The Subsidiary is one of a large number of defendants in each case. The plaintiffs seek compensatory and punitive damages, in most cases of unspecified sums. Each case has been referred to a liability insurance carrier for defense. With respect to those referrals on which a carrier has acted to date, a carrier has accepted the defense of the actions, without admitting or denying liability. Two hundred and six similar cases previously reported have been dismissed or disposed of by pre-trial judgment, one by jury verdict of no liability and ten others by settlement for nominal sums. The Company believes that resolution of the pending cases referred to above will not have a material effect upon the Company.

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

                 (b)   Claims Concluded Since the End of Fourth Quarter 1993
                       -----------------------------------------------------
                 Since the end of fourth quarter 1993, the following proceeding was concluded:

                 Alfred L. Haynes and his wife filed suit against the Company and several other defendants in the United States District Court for the Eastern District of Tennessee, for which service of process on the Company occurred on September 28, 1992. Mr. Haynes claimed that, while he was an employee of an alleged customer of the Company, he contracted chronic beryllium disease as a result of exposure to beryllium and beryllium-containing products. Mr. Haynes sought compensatory damages in the amount of $5 million; his wife claimed damages of $1.5 million for loss of consortium. Both plaintiffs sought punitive damages in the amount of $3 million. On April 30, 1994, the Court granted the Company's motion for dismissal on summary judgment. Although plaintiffs are not expected to appeal, no such appeal need occur until the case is resolved as to the other defendants.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
  (a) The Company's Annual Meeting of Shareholders for 1994 was held on May 3, 1994.
  (b)    Not applicable.
  (c) At the Annual Meeting, four directors were elected to serve for a term of three years by the following vote:

                                                                Shares                 Shares
                                                                 Voted                  Voted
                                                                 "For"               "Withheld"
                                                            --------------           ----------
             Gordon D. Harnett                              13,447,918                  95,225

             William P. Madar                               13,460,185                  82,958

             Robert M. McInnes                              13,458,562                  84,581

             Henry G. Piper                                 13,426,436                 116,707



             The selection of Ernst & Young as independent auditors for 1994 was ratified and approved by the following vote:

                 Shares            Shares              Shares
                  Voted             Voted               Voted            Non-voting
                  "For"           "Against"        "Abstaining"            Shares
             --------------       ----------       ------------          -----------
             13,473,257              40,857             29,029               -0-

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------
         (a) Exhibits
             --------
                    11. Statement re computation of per share earnings (filed as Exhibit 1 to Part I of this report)
         (b)     Reports on Form 8-K
                 -------------------
                 There have been no reports on Form 8-K during the quarter ended April 3, 1994.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        BRUSH WELLMAN INC.


Dated:  May 9, 1994



                                        /s/ CLARK G. WAITE
                                        -----------------------------
                                        Clark G.  Waite, Sr. Vice
                                        President, Finance and Administration,
                                          and Chief Financial Officer

                               INDEX TO EXHIBITS
                               -----------------


Exhibit                                                           Sequential
Number               Description of Exhibit                       Page Number
- ---------            ----------------------                       -----------
  11             Statement re:  computation of per                     11
                 share earnings (filed as Exhibit 1
                 to Part I of this report)
