Form 10-Q
period 1994-07-03
BRUSH WELLMAN INC
filed 1994-08-10
CIK 14957

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   --------
                                  FORM 10-Q

(Mark One)
  X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  --     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 1994
                                    OR
       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  --   SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________

                        Commission file number  1-7006




                              BRUSH WELLMAN INC.
              (Exact name of Registrant as specified in charter)

            Ohio                                           34-0119320
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)

17876 St. Clair Avenue, Cleveland, Ohio                     44110
(Address of principal executive offices)                  (Zip Code)

       Registrant's telephone number, including area code  216-486-4200


 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---   ---

 As of August 1, 1994 there were 16,098,415 shares of Common Stock, par value $1 per share, outstanding.

                        PART I.  FINANCIAL INFORMATION

                     BRUSH WELLMAN INC. AND SUBSIDIARIES




Item 1. Financial Statements
- - ----------------------------

The consolidated financial statements of Brush Wellman Inc. and its subsidiaries for the quarter ended July 3, 1994 are as follows:

 Consolidated Statements of Income -
   Three months and six months ended July 3, 1994 and July 4, 1993.

 Consolidated Balance Sheets -
   July 3, 1994 and December 31, 1993.

 Consolidated Statements of Cash Flows -
   Six months ended July 3, 1994 and
   July 4, 1993.

 Notes to Consolidated Financial Statements.






CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                                         Second Quarter Ended            First Half Ended
                                                         July 3,       July 4,        July 3,         July 4,
(Dollars in thousands except share and per share amounts  1994          1993            1994           1993
- - ---------------------------------------------------------------------------------------------------------------
Net sales                                                $86,560       $70,852        $171,354       $140,232

Costs and expenses:
     Cost of sales                                        61,567        55,263         123,168        108,798
     Selling, administrative
      and general expenses                                13,121        11,946          25,739         23,566
     Research and development
      expenses                                             2,189         1,815           4,376          3,581
     Interest expense                                        449           824             920          1,679
     Other-net                                             1,063           923           1,836            959
                                                      ----------    ----------      ----------     ----------
                                                          78,389        70,771         156,039        138,583
                                                      ----------    ----------      ----------     ----------

Income before income taxes                                 8,171            81          15,315          1,649
     Income taxes                                          2,279           (76)          3,828            337
                                                      ----------    ----------      ----------     ----------

Net Income                                                $5,892          $157         $11,487         $1,312
                                                      ==========    ==========      ==========     ==========

Per Share of Common Stock:                                 $0.36         $0.01           $0.71          $0.08

Cash dividends per common share                            $0.05         $0.05           $0.10          $0.10

Weighted average number
     of common shares outstanding                     16,204,652    16,087,470      16,165,713     16,101,599



See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
(Unaudited)
                                             July 3,       Dec. 31,
(Dollars in thousands)                        1994           1993
- - --------------------------------------------------------------------
Assets
Current Assets
   Cash and cash equivalents                  $17,838         $7,690
   Accounts receivable                         56,147         46,462
   Inventories                                 86,285         86,477
   Prepaid expenses and other
     current assets                            15,990         15,595
                                           ----------     ----------
        Total Current Assets                  176,260        156,224

Other Assets                                   15,932         16,231

Property, Plant and Equipment                 346,307        337,342
   Less allowances for depreciation,
     depletion and impairment                 227,986        218,416
                                           ----------     ----------
                                              118,321        118,926

Goodwill                                        1,873          1,991
                                           ----------     ----------
                                             $312,386       $293,372
                                           ==========     ==========


Liabilities and Shareholders' Equity
Current Liabilities
   Short-term debt                            $17,594        $16,263
   Accounts payable                             7,801          5,427
   Other liabilities and accrued
     items                                     24,457         20,822
   Dividends payable                                -            804
   Income taxes                                10,025          7,636
                                           ----------     ----------
        Total Current Liabilities              59,877         50,952

Other Long-Term Liabilities                    41,508         40,664

Long-Term Debt                                 23,929         24,000

Deferred Income Taxes                           4,959          5,682

Shareholders' Equity                          182,113        172,074
                                           ----------     ----------
                                             $312,386       $293,372
                                           ==========     ==========



See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)                                                                First Half Ended
                                                                   JULY 3,               July 4,
(Dollars in thousands)                                              1994                   1993
- - -------------------------------------------------------------------------------------------------
NET INCOME                                                         $11,487                $1,312
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
  Provided From Operating Activities:
  Depreciation, depletion and amortization                           9,270                 9,700
  Amortization of mine development                                     721                 1,755
  Decrease (Increase) in accounts receivable                        (8,291)               (7,709)
  Decrease (Increase) in Inventory                                     192                 1,941
  Decrease (Increase) in prepaid and other current assets             (301)                1,186
  Increase (Decrease) in accounts payable and accrued expenses       5,217                (1,406)
  Increase (Decrease) in interest and taxes payable                  1,757                (1,037)
  Increase (Decrease) in deferred income tax                          (723)               (1,334)
  Other - net                                                          739                   114
                                                                 ---------             ---------
        Net Cash Provided From Operating Activities                 20,068                 4,522

Cash Flows from Investing Activities:
  Payments for purchase of property, plant and equipment            (8,911)               (4,197)
  Payments for mine development                                       (253)                 (428)
  Payments for purchase of business                                      -                   186
                                                                 ---------             ---------
        Net Cash Provided From (Used in) Investing Activities       (9,164)               (4,439)

Cash Flows from Financing Activities:
  Proceeds from (Repayment of) short-term debt - net                   618                  (571)
  Proceeds from issuance of long-term debt                               -                   706
  Repayment of long-term debt                                         (344)                    -
  Issuance of Common Stock under stock option plans                    162                    10
  Payments of dividends                                             (2,414)               (3,378)
                                                                 ---------             ---------
        Net Cash Provided From ( Used in) Financing Activities      (1,978)               (3,233)
Effects of Exchange Rate Changes                                     1,222                   995
                                                                 ---------             ---------
                NET CHANGE IN CASH AND CASH EQUIVALENTS             10,148                (2,155)
        Cash and Cash Equivalents at Beginning of Period             7,690                 4,190
                                                                 ---------             ---------
                CASH AND CASH EQUIVALENTS AT END OF PERIOD         $17,838                $2,035
                                                                 =========             =========

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)
July 3, 1994


NOTE A - ACCOUNTING POLICIES

In management's opinion, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the fianancial position as of July 3, 1994 and December 31, 1993 and the results of operations for the the three and six months ended July 3, 1994 and July 4, 1993.


NOTE B - INVENTORIES
                                                                            July 3,      Dec 31,
(Dollars in thousands)                                                        1994         1993
- - -------------------------------------------------------------------------------------------------
Principally average cost:
  Raw materials and supplies                                                 $20,909      $19,431
  In Process                                                                  45,897       50,349
  Finished                                                                    37,751       33,720
                                                                           ---------    ---------
                                                                             104,557      103,500

Excess of average cost over
   LIFO inventory value                                                       18,272       17,023
                                                                           ---------    ---------
                                                                             $86,285      $86,477
                                                                           =========    =========

ITEM 2.  Management's Discussion and Analysis
- - ---------------------------------------------
Results of Operations
- - ---------------------
Second quarter 1994 sales of $87 million represents an increase of 22% over the $71 million recorded in second quarter 1993. All five product lines experienced gains with beryllium alloys and precious metal products being the largest contributors. International sales were $26 million and comprised 30% of total sales in second quarter 1994 compared to $20 million or 28% of total sales in second quarter 1993.

Sales of beryllium alloys increased significantly in second quarter 1994 from the year ago period. Market development efforts, coupled with continued economic strength, account for the sales increase. The strong U.S. automotive and telecommunications markets are the key sales growth areas for beryllium alloys. Alloy international sales in second quarter 1994 also increased significantly from the year ago period as a result of application development efforts and improved economic conditions in Europe. We expect favorable sales comparisons for the rest of 1994.

Beryllium sales increased slightly from the year ago period. The second quarter included most of the final shipments on the Defense Logistics Agency
(DLA) supply contract. Substantially lower 1994 second half sales are expected in this product line.

Beryllia ceramic sales were up slightly in second quarter 1994 as compared to second quarter 1993. Continued strong U.S. automotive and telecommunications equipment demands offset the decline in defense applications. New products based on direct bond copper technology are now in production.

Specialty metal systems sales increased in second quarter 1994 as compared to second quarter 1993. The continued strength in the automotive, telecommunications, computer and semiconductor industries is generating increased demand. Application development efforts are aimed at further penetrating these markets.

Sales of precious metals products were up significantly in second quarter 1994 over the comparable 1993 period. High demand for frame lid assemblies from semiconductor manufacturers, along with increasing sales of vapor deposition targets, accounted for much of the increase. We anticipate that the current high sales level should continue in the second half of 1994.

Gross margin (sales less cost of sales) increased to 28.9% of sales in second quarter 1994 as compared to 22.0% of sales in second quarter 1993. Higher sales and production volumes of beryllium alloys, together with improved margins in the beryllium product line, account for much of the improvement. As with the first quarter comparisons, the beryllium alloys product line has been experiencing lower unit costs from higher throughput and has benefited from manufacturing improvements, especially in strip products. The beryllium product line enjoyed a favorable product mix in second quarter 1994. However, the major reason for improvement was that second quarter 1993 was negatively impacted by manufacturing problems with the AlBeMet(R) disk drive component.

The ceramic product line is transferring its direct bond copper production from a Syracuse, New York facility to the Newburyport, Massachusetts plant. A provision of $600 thousand was recorded in second quarter 1994 to cover employee relocation, severance and training, equipment relocation and some asset abandonments.

Sales for first half 1994 were $171 million, a 22% increase over the $140 million attained in first half 1993. Increases occurred in beryllium alloys, specialty metal systems, and precious metal products. First half 1994 gross margin was 28.1% of sales compared to 22.4% in 1993. The factors affecting second quarter gross margin also apply to first half performance.

Selling, administrative and general expenses were $13.1 million or 15.2% of sales, up from $11.9 million or 16.9% of sales in second quarter 1993. For the first half, these expenses totaled $25.7 million compared to $23.6 million in the prior year. The increase resulted from higher marketing, selling and distribution expenses and an increased accrual for incentive compensation.

Research and development (R&D) expenses in second quarter and first half 1994 exceeded the comparable 1993 periods by more than 20%. This increase was mainly in beryllium products where efforts are focused on new product development, especially in AlBeMet(R) materials. R & D expenses for the year 1994 are expected to exceed $8 million as compared to $7.1 million during 1993.

Interest expense fell substantially in second quarter and first half 1994 as compared to 1993, due principally to lower average debt outstanding.

Other-net expense was $1.1 million in the second quarter and $1.8 million for the half compared to $0.9 million and $1.0 million in the corresponding 1993 periods. This category includes non-operating items such as currency exchange and translation effects, interest income and amortization of goodwill. First half 1993 included $0.7 million of non-recurring gains from a contract settlement and a license payment.

Income before taxes was $8.2 million in second quarter 1994 and $15.3 million for the half. The comparable 1993 results were $0.1 million and $1.6 million. The higher sales volume and related gross margin improvements account for the increase. Income taxes were provided for at an effective rate of 25% of pre-tax income for the first half, resulting in a 28% rate for the second quarter. For the first half 1993, an effective tax rate of 20% was employed.

Earnings per share were $0.36 in the second quarter and $0.71 for the first half compared to $0.01 and $0.08 in 1993.

Financial Condition
- - -------------------
Net cash provided from operating activities was $20.1 million during first half 1994 as compared to $4.5 million in the comparable 1993 period.


During the first half accounts receivable increased $9.7 million or 21%, which is in line with the 22% increase in sales. Total inventories are virtually unchanged. The beryllium product line inventories have been reduced to correspond to the expected lower sales. The beryllium alloy product line inventories have increased based on the higher sales levels and a seasonal increase in finished goods in preparation for plant shutdowns for maintenance, primarily the Reading, Pennsylvania finishing mill.

Capital expenditures for property, plant and equipment amounted to $8.9 million during first half 1994 and are expected to total $17 million for the year.

Total debt increased by $1.3 million during first half 1994. All of the increase was in the international subsidiaries and includes exchange rate movements. Long-term debt at the end of the quarter was 12% of total capital.

Exhibits to Part I
- - -------- -- ---- -

1.  Computation of Per Share Earnings




                                                                                                                  PART I
                                                                                                               EXHIBIT 1

                                                BRUSH WELLMAN INC. AND SUBSIDIARIES
                                                 COMPUTATION OF PER SHARE EARNINGS




                                         SECOND QUARTER ENDED                      SIX MONTHS ENDED
                                    ------------------------------         -------------------------------
                                     July 3,              July 4,            July 3,             July 4,
                                      1994                1993                1994                1993
                                   -----------         -----------         -----------         -----------
Primary:
  Average shares outstanding        16,093,442          16,087,411          16,090,655          16,087,090

  Dilutive stock options
   based on the treasury
   stock method using
   average market price                111,210                  42              75,058              14,509
                                   -----------         -----------         -----------         -----------

               TOTALS               16,204,652          16,087,453          16,165,713          16,101,599
                                   ===========         ===========         ===========         ===========

   Net Income                      $ 5,892,000         $ 1,158,000         $11,487,000           1,312,000

   Per share amount                $      0.36         $      0.01         $      0.71         $      0.08



Fully Diluted:
 Average shares outstanding         16,093,442          16,087,411          16,090,655          16,087,090

 Dilutive stock options
  based on the treasury
  stock method using year-
  end market price if higher
  than average market price            111,210            59                    75,058              14,509
                                   -----------         -----------         -----------         -----------
               TOTALS               16,204,652          16,087,470          16,165,713          16,101,599
                                   ===========         ===========         ===========         ===========

   Net Income                      $ 5,892,000         $   158,000         $11,487,000         $ 3,312,000

   Per share amount                $      0.36         $      0.01         $      0.71         $      0.08

                           PART II OTHER INFORMATION

                      BRUSH WELLMAN INC. AND SUBSIDIARIES


Item 1.  LEGAL PROCEEDINGS
- - ------   -----------------
   (a)   Legal Proceedings Initiated Since
         the End of First Quarter 1994
         ---------------------------------
         (i) Troy Murphy Morgan, Corky Dean McCarter and his wife Karen Denise Smith McCarter, Richard Emory Myers, Sr. and his wife Wilma Dean Kennedy Myers and Kathlene Beatty jointly filed suit against the Company and two other defendants in the United States District Court for the Eastern District of Tennessee on June 24, 1994. Service of process on the Company occurred on July 5, 1994. Messrs. Morgan, McCarter and Myers and Ms. Beatty claim that, while they were employees of an alleged customer of the Company, they contracted chronic beryllium disease as a result of exposure to beryllium and beryllium-containing products. Ms. McCarter and Ms. Myers are claiming loss of consortium. The plaintiffs' aggregate claim for relief, which includes compensatory and punitive damages, totals $19 million. Defense of this case is being conducted by counsel selected by the Company. It is anticipated that such counsel will be retained by the Company's insurance carrier.
         (ii) Esmeralda Mendoza, on her own behalf and on behalf of the estate of her husband Phillip Mendoza, filed suit against the Company in the Court of Common Pleas of Ottawa

County, Ohio on June 27, 1994. Service of process on the Company occurred on July 7, 1994. The complaint alleges that, while he was an employee of the Company, Mr. Mendoza contracted chronic beryllium disease as a result of exposure to beryllium dust. The claim is premised on a theory of intentional tort. The estate of Mr. Mendoza seeks $500,000 in compensatory damages and $500,000 in punitive damages; Ms. Mendoza seeks damages for loss of consortium in the amount of $250,000. Defense of this case is being conducted by counsel retained by the Company and the Company's insurance carrier is investigating its liability for these claims.
                (iii) Ursula Cruz, Javier Fimbres, Norma Flores, Robert Kofira, Rosa Maldonado and Hildegard Stoecker and their respective spouses filed separate suits against the Company and certain Company employees in the Superior Court of Pima County, Arizona on June 30, 1994. Service of process on the Company for each of the suits occurred on July 7, 1994. The plaintiffs claim that, during their employment with the Company, they contracted chronic beryllium disease as a result of exposure to beryllium and beryllium-containing products. The plaintiffs seek compensatory and punitive damages of an unspecified amount based on allegations that the Company intentionally misrepresented the potential danger of exposure to beryllium and breached an agreement to pay certain benefits in the event the plaintiffs contracted chronic beryllium disease. Defense of this case is being conducted by counsel retained by the Company and the Company's insurance carrier is investigating its liability for these claims.
        The Company believes that resolution of the cases referred to above will not have a material effect on the Company.
        (b)  Recent Developments Relating to
             Pending Legal Proceedings
             -------------------------------
             On November 1, 1989, the Company appealed to the Ohio Environmental Board of Review (the "Board of Review") to vacate or modify certain conditions in an NPDES waste water discharge permit issued by the Ohio Environmental Protection Agency (the "Ohio EPA") for the Company's Elmore, Ohio facility. On June 30, 1994, a Settlement Agreement was filed with the Board of Review. Under the Settlement Agreement, the Ohio EPA is expected to issue a modified NPDES permit and administrative orders, following a public comment period, in September 1994. If these actions occur, the Company will be obligated to dismiss its appeal.
        (c)  Asbestos Exposure Claims
             ------------------------
        A subsidiary of the Company (the "Subsidiary") is a co-defendant in twenty-nine cases making claims for asbestos-induced illness allegedly relating to the former operations of the Subsidiary, then known as The S. K. Wellman Corp. Twenty-eight of these cases have been reported in prior filings with the S.E.C. The Subsidiary is one of a large number of defendants in each case. The plaintiffs seek compensatory and punitive damages, in most cases of unspecified sums. Each case has been referred to a liability insurance carrier for defense. With respect to those referrals on which a carrier has acted to date, a carrier has accepted the defense of the actions, without admitting or denying liability. Two hundred and six similar cases previously reported have been dismissed or disposed of by pre-trial judgment, one by jury verdict of no liability and ten others by settlement for nominal sums. The Company believes that resolution of the pending cases referred to above will not have a material effect upon the Company.
        The Subsidiary has entered into an agreement with the predecessor owner of its operating assets, Pneumo Abex Corporation (formerly Abex Corporation), and five insurers, regarding the handling of these cases. Under the agreement, the insurers share expenses of defense, and the Subsidiary, Pneumo Abex Corporation and the insurers share payment of settlements and/or judgments. A separate, limited agreement with Pneumo Abex Corporation relating to the expenses of handling the cases expired on June 30, 1994. This agreement is subject to revival, however, if either the Subsidiary or Pneumo Abex Corporation withdraws from the agreement with the five insurers referred to above. In eleven of the pending cases, both expenses of defense and payment of settlements and/or judgments are subject to a limited, separate reimbursement agreement with MLX Corp., the parent of the company that purchased the Subsidiary's operating assets in 1986.

Item. 6  Exhibits and Reports on Form 8-K
         --------------------------------
    (a)  Exhibits
         --------
                11. Statement re: computation of per share earn ings (filed as Exhibit 1 to Part 1 of this report)

    (b)  Reports on Form 8-K
         -------------------
         There have been no reports on Form 8-K during the quarter ended July 3, 1994.

                                  SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                BRUSH WELLMAN INC.


Dated:  August 3, 1994



                                /s/ Clark G. Waite
                                ---------------------------
                                Clark G. Waite, Sr. Vice
                                President and Chief Financial
                                Officer