Form 10-Q
period 1994-10-02
BRUSH WELLMAN INC
filed 1994-11-14
CIK 14957

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 -------------

                                   FORM 10-Q

(Mark One)

/X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 1994

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
/ /    SECURITIES EXCHANGE ACT OF 1934

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

         As of November 1, 1994 there were 16,121,915 shares of Common Stock, par value $1 per share, outstanding.

                         PART I.  FINANCIAL INFORMATION

                      BRUSH WELLMAN INC. AND SUBSIDIARIES




Item 1. Financial Statements


The consolidated financial statements of Brush Wellman Inc. and its subsidiaries for the quarter ended October 2, 1994 are as follows:

         Consolidated Statements of Income -
                 Three months and nine months ended October 2, 1994 and October 3, 1993.

         Consolidated Balance Sheets -
                 October 2, 1994 and December 31, 1993.

         Consolidated Statements of Cash Flows -
                 Nine months ended October 2, 1994 and October 3, 1993.

         Notes to Consolidated Financial Statements.

Consolidated Statements of Income
(Unaudited)

                                                                   Third Quarter Ended               Nine Months Ended
                                                               October 2,        October 3,     October 2,       October 3,
(Dollars in thousands except share and per share amounts)        1994              1993           1994              1993
- - - - ---------------------------------------------------------------------------------------------------------------------------
Net sales                                                      $86,730           $76,816           $258,084        $217,048

Costs and expenses:
  Cost of sales                                                 66,630            59,985            189,799         168,781
  Selling, administrative
   and general expenses                                         14,003            11,577             39,743          35,144
  Research and development
   expenses                                                      2,147             1,670              6,523           5,250
  Interest expense                                                 537               752              1,457           2,431
  Other-net                                                        652               754              2,486           1,714
                                                         -------------     -------------     --------------    ------------
                                                                83,969            74,738            240,008         213,320
                                                         -------------     -------------     --------------    ------------
Income before income taxes                                       2,761             2,078             18,076           3,728
 Income taxes                                                      329               416              4,157             753
                                                         -------------     -------------     --------------    ------------
Net Income                                                     $ 2,432           $ 1,662           $ 13,919        $  2,975
                                                         =============     =============     ==============    ============
Per Share of Common Stock                                        $0.15             $0.10              $0.86           $0.18

Cash dividends per common share                                  $0.08             $0.05              $0.18           $0.15

Weighted average number
  of common shares outstanding                              16,192,515        16,087,494         16,184,387      16,096,814





See notes to consolidated financial statements.

Consolidated Balance Sheets
(Unaudited)

                                             October 2,   Dec. 31,
(Dollars in thousands)                          1994        1993
- - - - -------------------------------------------------------------------
Assets
Current Assets
 Cash and cash equivalents                    $ 13,843    $  7,690
 Accounts receivable                            57,376      46,462
 Inventories                                    88,962      86,477
  Prepaid expenses and other
  current assets                                15,759      15,595
                                              --------    --------
        Total Current Assets                   175,940     156,224

Other Assets                                    15,727      16,231

Property, Plant and Equipment                  349,760     337,342
  Less allowances for depreciation,
   depletion and impairment                    232,970     218,416
                                              --------    --------
                                               116,790     118,926

Goodwill                                         1,815       1,991
                                              --------    --------
                                              $310,272    $293,372
                                              ========    ========


Liabilities and Shareholders' Equity
Current Liabilities
  Short-term debt                             $ 16,075    $ 16,263
  Accounts payable                               7,557       5,427
  Other liabilities and accrued
   items                                        23,539      20,822
  Dividends payable                                  -         804
  Income taxes                                   9,394       7,636
                                              --------    --------
    Total Current Liabilities                   56,565      50,952

Other Long-Term Liabilities                     41,958      40,664

Long-Term Debt                                  23,562      24,000

Deferred Income Taxes                            4,650       5,682

Shareholders' Equity                           183,537     172,074
                                              --------    --------
                                              $310,272    $293,372
                                              ========    ========





See notes to consolidated financial statements.

Consolidated Statements of Cash Flows
(Unaudited)

                                                                               Nine Months Ended
                                                                           Oct. 2,           Oct. 3,
(Dollars in thousands)                                                      1994              1993
- - - - ----------------------------------------------------------------------------------------------------
Net Income                                                                $ 13,919          $  2,975
Adjustments to Reconcile Net Income to Net Cash
  Provided From Operating Activities:
  Depreciation, depletion and amortization                                  13,992            14,508
  Amortization of mine development                                           1,158             2,461
  Decrease (Increase) in accounts receivable                                (9,430)          (10,175)
  Decrease (Increase) in Inventory                                          (2,485)            2,828
  Decrease (Increase) in prepaid and other current assets                        3               672
  Increase (Decrease) in accounts payable and accrued expenses               3,571               567
  Increase (Decrease) in interest and taxes payable                          1,339              (232)
  Increase (Decrease) in deferred income tax                                (1,033)           (2,006)
  Other - net                                                                1,784               638
                                                                          --------          --------
                           Net Cash Provided From Operating Activities      22,818            12,236

Cash Flows from Investing Activities:
  Payments for purchase of property, plant and equipment                   (12,385)           (8,209)
  Payments for mine development                                               (450)             (678)
                                                                          --------          --------
                 Net Cash Provided From (Used in) Investing Activities     (12,835)           (8,887)

Cash Flows from Financing Activities:
  Proceeds from (Repayment of) short-term debt - net                        (1,939)           (3,188)
  Proceeds from issuance of long-term debt                                       -               445
  Repayment of long-term debt                                                 (698)                -
  Issuance of Common Stock under stock option plans                            442                10
  Payments of dividends                                                     (3,703)           (4,182)
                                                                          --------          --------
                 Net Cash Provided From (Used in) Financing Activities      (5,898)           (6,915)
Effects of Exchange Rate Changes                                             2,068             1,061
                                                                          --------          --------
                               Net Change in Cash and Cash Equivalents       6,153            (2,505)
                      Cash and Cash Equivalents at Beginning of Period       7,690             4,190
                                                                          --------          --------
                            Cash and Cash Equivalents at End of Period    $ 13,843          $  1,685
                                                                          ========          ========


See notes to consolidated financial statements.

Notes to Consolidated Financial Statements
(unaudited)
October 2, 1994


Note A - Accounting Policies

In management's opinion, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position as of October 2, 1994 and December 31, 1993 and the results of operations for the three and nine months ended October 2, 1994 and October 3, 1993.


Note B - Inventories

                                                       October 2,        Dec 31,
(Dollars in thousands)                                   1994             1993
- - - - --------------------------------------------------------------------------------
Principally average cost:
  Raw materials and supplies                            $ 20,241      $ 19,431
  In Process                                              51,139        50,349
  Finished                                                37,205        33,720
                                                        --------      --------
                                                         108,585       103,500

Excess of average cost over
   LIFO inventory value                                   19,623        17,023
                                                        --------      --------
                                                        $ 88,962      $ 86,477
                                                        ========      ========

ITEM 2.  Management's Discussion and Analysis


Results of Operations

Third quarter 1994 sales of $87 million represent an increase of 13% over the $77 million recorded in third quarter 1993. Four of the five product lines had greater sales, with beryllium alloys and precious metal products being the largest contributors. International sales were $31 million and comprised 36% of total sales in third quarter 1994 compared to $25 million or 32% of total sales in third quarter 1993.

Sales of beryllium alloys increased significantly in third quarter 1994 from the year ago period. Market development efforts, coupled with favorable economic conditions, account for the sales increase. The strong U.S. automotive and telecommunications markets were the key sales growth areas for beryllium alloys. Alloy international sales in third quarter 1994 also increased significantly from the year ago period as a result of application development efforts and improved economic conditions in Europe. Continuing economic growth in Asia has also served to increase international sales. We expect favorable sales comparisons, both domestically and internationally, for the rest of 1994.

Beryllium sales decreased significantly from the year ago period. Third quarter 1993 included shipments to the Defense Logistics Agency (DLA) and sales to a computer disk drive manufacturer. Small amounts of both products were shipped in third quarter 1994 and the DLA contract is now complete.
Application development efforts are focused on aerospace and avionics markets, particularly using AlBeMet(R), a family of materials containing 30% to 62% beryllium in aluminum.

Beryllia ceramic sales were up slightly in third quarter 1994 as compared to third quarter 1993. Demand for beryllia ceramic products was strong in U.S. automotive markets as well as from telecommunications growth worldwide. Recently introduced products derived from beryllia tape, along with direct bond copper products, are generating new applications with long-term growth potential.

Specialty metal systems sales increased in third quarter 1994 as compared to third quarter 1993. The continued strength in the automotive, telecommunications, computer and semiconductor industries has generated the increased demand. Application development efforts are aimed at further penetrating these markets.

Sales of precious metals products were up significantly in third quarter 1994 over the comparable 1993 period. High demand for frame lid assemblies from semiconductor manufacturers, along with increasing sales of vapor deposition targets, accounted for much of the increase. To further enhance this product line, Williams Advanced Materials purchased the assets, including net working capital, of Hydrostatics Inc., a producer of precious metal fine wire products. This product fills an identified need to support markets in the semiconductor and hybrid microelectronics industries. The transaction was completed in October 1994.

Gross margin (sales less cost of sales) increased to 23.2% of sales in third quarter 1994 as compared to 21.9% of sales in third quarter 1993. Included primarily in cost of sales is a $2 million provision for partial closure of the Applications Development Center in Fremont, California. Without this charge, third quarter 1994 gross margin would have been 25.3%. As was the case in first half 1994, the improved margin results from higher sales and production volumes of beryllium alloys, coupled with manufacturing improvements, especially for alloy strip products. Third quarter 1993 was negatively impacted by manufacturing problems with a disk drive component.

Sales for the first nine months of 1994 were $258 million, a 19% increase over the $217 million attained in the first nine months of 1993. All product lines, except beryllium, contributed to the increase. Nine months 1994 gross margin was 26.5% of sales compared to 22.2% in 1993. The factors affecting third quarter gross margin also relate to the nine-month comparison.

Third quarter 1994 selling, administrative and general expenses were $14.0 million or 16.1% of sales, up from $11.6 million or 15.1% of sales in third quarter 1993. Through the nine months of 1994, these expenses totaled $39.7 million compared to $35.1 million in the prior year. The increase is in all expense categories and includes an increased accrual for incentive compensation. A portion of the increase in administrative costs is from an alloy business process redesign effort. A group of employees and consultants have been charged with reviewing/analyzing specific activities in the Company to find opportunities for improvement. This process redesign effort will continue into 1995.

Research and development (R&D) expenses in third quarter 1994 exceeded the comparable 1993 period by more than 25%. This increase arose mainly in beryllium and ceramic products where efforts are focused on new product development. R&D expenses for the year 1994 are expected to exceed $8 million as compared to $7.1 million during 1993.

Interest expense fell substantially in the third quarter and nine months of 1994 as compared to 1993 because of lower average debt outstanding.

Other-net expense was $0.7 million in third quarter 1994 and $2.4 million for the nine months compared to $0.8 million and $1.7 million in the corresponding 1993 periods. This category includes non-operating items such as currency exchange and translation effects, interest income and amortization of goodwill. The first nine months of 1993 included $0.7 million of non-recurring gains from a contract settlement and a license payment.

Income before taxes was $2.8 million in third quarter 1994 and $18.1 million for the nine months. The comparable 1993 results were $2.1 million and $3.7 million. Higher sales volume and related gross margin improvements account for the increase. Income taxes were provided for at an effective rate of 23% of pre-tax income for the first nine months of 1994, resulting in a 12% rate for the third quarter. This is a reduction from the 25% effective rate used in the first half and is due to anticipated higher tax credits. For the nine months 1993, an effective tax rate of 20% was employed.

Earnings per share were $0.15 in third quarter 1994 and $0.86 for the first nine months compared to $0.10 and $0.18, respectively, in 1993.


Financial Condition

Net cash provided from operating activities was $22.8 million during the nine months 1994 as compared to $12.2 million in the comparable 1993 period.

During the nine months, accounts receivable increased $10.9 million or 23%, which is slightly above the 19% increase in sales. Total inventories increased $2.5 million. The beryllium product line inventories have been reduced to correspond to lower sales. The beryllium alloy product line inventories have increased reflecting higher sales levels.

Capital expenditures for property, plant and equipment amounted to $12.4 million for the first nine months of 1994 and are expected to total $17 million for the year.

Total debt decreased by $0.6 million during the first nine months of 1994. Long-term debt at the end of the quarter was 11.4% of total capital.


Exhibits to Part I

1. Computation of Per Share Earnings

                                                                                                                           PART I
                                                                                                                        EXHIBIT 1


                      BRUSH WELLMAN INC. AND SUBSIDIARIES

                       COMPUTATION OF PER SHARE EARNINGS



                                        THIRD QUARTER ENDED                     NINE MONTHS ENDED
                                   ------------------------------         -----------------------------------
                                     October 2,         October 3            October 2,           October 3
                                       1994                1993                1994                 1993
                                       ----                ----                ----                 ----

Primary:
  Average shares outstanding        16,106,822           16,087,415           16,096,005           16,087,197

  Dillutive stock options based
     on the treasury stock method
     using average market price         84,534                    0               78,077                9,617
                                   -----------          -----------         ------------          -----------
            TOTALS                  16,191,356           16,087,415           16,174,082           16,096,814
                                   ===========          ===========         ============          ===========

  Net Income                       $ 2,432,000          $ 1,662,000         $ 13,919,000          $ 2,975,000

  Per share amount                       $0.15                $0.10                $0.86                $0.18



Fully diluted:
  Average shares outstanding        16,106,822           16,087,415           16,096,005           16,087,197

  Dillutive stock options based
    on the treasury stock method
    using average market price          85,693                   79               88,382                9,617
                                   -----------          -----------         ------------          -----------
            TOTALS                  16,192,515           16,087,494           16,184,387           16,096,814
                                   ===========          ===========         ============          ===========

  Net Income                       $ 2,432,000          $ 1,662,000         $ 13,919,000          $ 2,975,000

  Per share amount                       $0.15                $0.10                $0.86                $0.18

                           PART II OTHER INFORMATION

                     BRUSH WELLMAN INC. AND SUBSIDIARIES


Item 1.  LEGAL PROCEEDINGS

                 (a) Legal Proceedings Concluded Since
                     the End of Second Quarter 1994

                 Esmeralda Mendoza, on her own behalf and on behalf of the estate of her husband Phillip Mendoza, filed suit against the Company in the Court of Common Please of Ottawa County, Ohio on June 27, 1994. Service of process on the Company occurred on July 7, 1994. The complaint alleged that, while he was an employee of the Company, Mr. Mendoza contracted chronic beryllium disease as a result of exposure to beryllium dust. The claim was premised on a theory of intentional tort. The estate of Mr. Mendoza sought $500,000 in compensatory damages and $500,000 in punitive damages; Ms. Mendoza sought damages for loss of consortium in the amount of $250,000. This claim was first disclosed on the Company's report on Form 10-Q for the second quarter of 1994. On September 9, 1994, plaintiffs filed a notice of dismissal without prejudice.

                 In April, 1993, the Company learned that the Ohio Environmental Protection Agency had recommended that the Ohio Attorney General's office consider initiation of enforcement proceedings against the Company with respect to alleged violation of various environmental laws at the facility in Elmore, Ohio. On October 19, 1994, the Court of Common Pleas for Ottawa County, Ohio entered a consent decree resolving the alleged violations relating to air emissions standards. Pursuant to the terms of the consent decree, the Company will pay a total of $47,000. Resolution of certain alleged violations of hazardous waste and solid waste requirements is still pending.

                 (b) Legal Proceedings Initiated Since
                     the End of Second Quarter 1994

                 On September 1, 1994, the Company was served with a Complaint filed in Case No. 94-CV-3970 in the United States District Court for the Eastern District of Pennsylvania, The Glidden Company, et al. v. American Color and Chemical Co., et al. The plaintiffs in the case are five companies who are undertaking investigatory and other remedial activities at the Berks Landfill in Sinking Springs, Pennsylvania, pursuant to orders of the EPA. The 18 defendants include the owner of the site, the former operators of the site, transporters who took waste to the site and several generators of waste allegedly disposed of at the site, including the Company. The landfill reportedly operated for approximately 37 years, and it is believed that hundreds of entities in addition to the ones involved in the lawsuit generated waste disposed of at the site or hauled waste to the site.

                 The plaintiffs have submitted a draft remedial investigation report and a draft risk assessment to the EPA. By their action, the plaintiffs seek to obtain contribution from all the defendants for all past and future costs incurred with respect to the site. The Company has not yet responded to the Complaint.

                 (c)      Asbestos Exposure Claims

                 A subsidiary of the Company (the "Subsidiary") is a co-defendant in thirty-one cases making claims for asbestos-induced illness allegedly relating to the former operations of the Subsidiary, then known as The S. K. Wellman Corp. Twenty-nine of these cases have been reported in prior filings with the S.E.C. The Subsidiary is one of a large number of defendants in each case. The plaintiffs seek compensatory and punitive damages, in most cases of unspecified sums. Each case has been referred to a liability insurance carrier for defense. With respect to those referrals on which a carrier has acted to date, a carrier has accepted the defense of the actions, without admitting or denying liability. Two hundred and six similar cases previously reported have been dismissed or disposed of by pre-trial judgment, one by jury verdict of no liability and ten others by settlement for nominal sums. The Company believes that resolution of the pending cases referred to above will not have a material effect upon the Company.

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

Item. 6    Exhibits and Reports on Form 8-K

      (a)  Exhibits

              11. Statement re: computation of per share earnings (filed as Exhibit 1 to Part I of this report)

              27.  Financial Data Schedule

      (b)  Reports on Form 8-K

           There have been no reports on Form 8-K during the quarter ended October 2, 1994.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         BRUSH WELLMAN INC.


Dated:  November 14, 1994



                                         /s/ CLARK G. WAITE
                                         -----------------------------
                                         Clark G. Waite, Sr. Vice
                                         President and Chief Financial
                                         Officer