Form 10-K405
period 1994-12-31
BRUSH WELLMAN INC
filed 1995-03-23
CIK 14957

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    ---------
                                    FORM 10-K

(Mark One)

/x/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1994

                                       OR

/ /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
        Title of each class           Name of each exchange on which registered
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

     The aggregate market value of Common Stock, par value $1 per share, held by non-affiliates of the registrant (based upon the closing sale price on the New York Stock Exchange) on March 7, 1995 was approximately $264,265,909.

     As of March 7, 1995, there were 16,123,055 shares of Common Stock, par value $1 per share, outstanding.
                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the annual report to shareholders for the year ended December 31, 1994 are incorporated by reference into Parts I and II.

     Portions of the proxy statement for the annual meeting of shareholders to be held on May 2, 1995 are incorporated by reference into Part III.

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

              Customers include manufacturers of electrical/electronic connectors, communication equipment, computers, automobiles, lasers, appliances, spacecraft, aircraft, oil field instruments and equipment, sporting goods, and defense contractors and suppliers to all of the foregoing industries.

              The Company operates in a single business segment with product lines comprised of beryllium-containing materials and other specialty materials.

              The Company is a fully integrated producer of beryllium, beryllium alloys (primarily copper beryllium), and beryllia ceramic, each of which exhibits its own unique set of properties. The Company holds extensive mineral rights and mines the beryllium bearing ore, bertrandite, in central Utah. Beryllium is extracted from both bertrandite and imported beryl ore. In 1994, 70% of the Company's sales were of products containing the element beryllium (74% in 1993 and 80% in 1992). Beryllium-containing products are sold in competitive markets throughout the world through a direct sales organization and through owned and independent distribution centers. NGK Metals Corporation of Reading, Pennsylvania and NGK Insulators, Ltd. of Nagoya, Japan compete with the Company in the beryllium alloys field. Beryllium alloys also compete with other generally less expensive materials, including phosphor bronze, stainless steel and other specialty copper and nickel alloys. General Ceramics Inc. is a domestic competitor in beryllia ceramic. Other competitive materials include alumina, aluminum nitride and composites. While the Company is the only domestic producer of the metal beryllium, it competes with other fabricators as well as with designs utilizing other materials.

              Sales of other specialty materials, principally metal systems and precious metal products, were 30% of total sales in 1994 (26% in 1993 and 20% in 1992). Precious metal products are produced by Williams Advanced Materials Inc. (hereinafter referred to as "WAM"), a subsidiary of the Company comprised of businesses acquired in 1986, 1989 and 1994. In October 1994, WAM acquired the assets of Hydrostatics Inc., located in Bethlehem, Pennsylvania. The Bethlehem facility produces ultra fine wire products for the semiconductor and electronics markets. WAM's major product lines include sealing lid assemblies, vapor deposition materials, contact ribbon products for various segments of the semiconductor markets, clad and precious metal preforms and restorative dental products. WAM also specializes in precious metal refining and recovery.

______________________________
As used in this report, except as the context otherwise requires, the term "Company" means Brush Wellman Inc. and its consolidated subsidiaries, all of which are wholly owned.

              WAM's principal competitors are Semi-Alloys and Johnson Matthey in the sealing lid assembly business and Materials Research Corporation in the vapor deposition materials product line. The products are sold directly from WAM's facilities in Buffalo, New York, Bethlehem, Pennsylvania, and Singapore as well as through sales representatives.

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

       Sales and Backlog

              The backlog of unshipped orders as of December 31, 1994, 1993 and 1992 was $95,354,000, $86,531,000 and $90,201,000, respectively. Backlog is generally represented by purchase orders that may be terminated under certain conditions. The Company expects that, based on recent experience, substantially all of its backlog of orders at December 31, 1994 will be filled during 1995.

              Sales are made to approximately 6,230 customers. Government sales, principally subcontracts, accounted for about 3.2% of consolidated sales in 1994 as compared to 6.1% in 1993 and 8.9% in 1992. Sales outside the United States, principally to Western Europe, Canada and Japan, accounted for approximately 33% of sales in 1994, 29% in 1993 and 27% in 1992. Financial information as to sales, identifiable assets and profitability by geographic area set forth on pages 16-17 in Note L to the consolidated financial statements in the annual report to shareholders for the year ended December 31, 1994 is incorporated herein by reference.

       Research & Development

              Active research and development programs seek new product compositions and designs as well as process innovations. Expenditures for research and development amounted to $8,754,000 in 1994, $7,121,000 in 1993 and $7,294,000 in 1992. A staff of 51 scientists, engineers and technicians was employed in this effort during 1994. Some research and development projects were externally sponsored and expenditures related to those projects (approximately $102,000 in 1994, $80,446 in 1993 and $217,000 in 1992) are
excluded from the above totals.

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

       Employees

              As of December 31, 1994 the Company had 1,833 employees.


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

              Juab County, Utah - The Company holds extensive mineral rights in Juab County, Utah from which the beryllium bearing ore, bertrandite, is mined by the open pit method. A substantial portion of these rights is held under lease. Ore reserve data set forth on page 15 of this Form 10-K annual report for the year ended December 31, 1994 are incorporated herein by reference.

              Fremont, California - A 49,000 square foot leased facility for the fabrication of precision electron beam welded, brazed and diffusion bonded beryllium structures. The lease expires in December 1995. The Company does not plan to renew the lease and is looking to lease space at a smaller facility.

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

              Syracuse, New York - A 14,000 square foot leased portion of a multi-story facility for the sale of direct bond copper products.

              Singapore, Singapore - A 4,500 square foot leased facility for the assembly and sale of precious metal hermetic sealing lids.

              Bethlehem, Pennsylvania - A 6,000 square foot leased facility for the production and sales of ultra fine wire. The Company plans to close this facility by the end of 1995. Production will be moved to and absorbed in both the Buffalo, New York and Singapore facilities.

              Production capacity is believed to be adequate to fill the Company's backlog of orders and to meet the current level of demand. However, the Company is currently re-evaluating production capacity in light of anticipated sales increases from development of new applications for the Company's products and expanding international presence.


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

              (a)         Environmental Proceedings.

              In April 1993, the Company learned that the Ohio Environmental Protection Agency ("the Ohio EPA") had referred it to the Ohio Attorney General's Office (the "OAG") for consideration of initiation of enforcement proceedings against the Company with respect to alleged violations of various environmental laws at its facility in Elmore, Ohio. On October 19, 1994, the Court of Common Pleas for Ottawa County, Ohio entered a consent decree resolving alleged violations relating to air emission standards. Pursuant to the terms of the consent decree, the Company paid a total of $47,000. Negotiations between the OAG and the Company regarding alleged hazardous waste and solid waste violations, including matters discovered during the course of such negotiations, have resulted in a preliminary agreement pursuant to which a consent decree would be entered providing that the Company would pay a total of $227,000 and undertake a specific pollution prevention project in lieu of paying additional penalties. This resolution requires the OAG and the Company to finalize the language of a consent decree to be approved and entered by the Court of Common Pleas for Ottawa County, Ohio.

              On or about September 25, 1992, the Company was served with a third-party complaint alleging that the Company, along with 159 other third-party defendants, were jointly and severally liable under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), 42 U.S.C. Sections 9607(a) and 9613(b), for response costs incurred in connection with the clean-up of hazardous substances in soil and groundwater at the Douglassville Site (the "Site") located in Berks County, Pennsylvania. United States of America v. Berks Associates, Inc., et al. v. Aamco Transmissions, et al., United States District Court for the Eastern District of Pennsylvania, Case No. 91-4968. Prior to the commencement of litigation, the Company responded to a request for information from the United States Environmental Protection Agency (the "United States EPA") by denying that it arranged to send any substances to the Site. Although the Company has no documents in its own files relating to the shipment of any waste to the Site, documents maintained by third-party plaintiffs suggest that 8,344 gallons of waste oil from the Company may have been taken there. According to a consultant retained by third-party plaintiffs, approximately 153 million gallons of waste were sent to the Site. It has been reported by counsel for the third-party plaintiffs that the United States claims that it has spent $17 million in remediating the Site. The Company denies liability. Defendants and some third-party defendants have spent approximately $2 million on studies and preliminary clean-up. Consultants have estimated that the total clean-up costs could range from $25-100 million, depending on the type of remedy ultimately implemented. An alternate remedy being presented by the Berks Associates PRP Group is estimated by its consultants to cost approximately $30 million. The Company has been participating in court-ordered settlement proceedings, which have resulted in a de minimis settlement offer by the United States. The Company has accepted the offer and is awaiting notice from the government showing the final settlement calculation.

              On July 26, 1994, the Company received a complaint, service of which was waived on September 29, 1994, in Glidden Company et al. v. American Color and Chemical, et al., No. 94-C3970, filed in the United States District Court for the Eastern District of Pennsylvania. The plaintiffs are five companies which, pursuant to orders issued by the United States EPA under CERCLA, have been spending funds to secure, maintain and conduct an investigation of the Berks Landfill in Sinking Springs, Pennsylvania. The plaintiffs are alleged to have had their wastes disposed of at the landfill, which operated from 1950 through October 1, 1986. The 18 defendants consist of former owners or operators of the site and alleged transporters and/or generators of waste disposed of at the site. It is believed that hundreds of other entities disposed of waste at the site during its long period of operation. The plaintiffs seek to recover their past and future costs pursuant to rights of contribution under CERCLA and the Pennsylvania Hazardous Sites Cleanup Act. Plaintiffs allege that, as of September 1994, they had spent $355,000 to secure and maintain the site and that they expected to spend $1.7 million for a remedial investigation/feasibility study and a risk assessment.
A proposed case management order has been submitted to the court.

              Proceedings Concluded Since the End of Third Quarter 1994. On November 1, 1989, the Company appealed to the Ohio Environmental Board of Review to vacate or modify certain conditions in an NPDES wastewater discharge permit issued by the Ohio EPA for the Company's Elmore, Ohio facility. The Company challenged these conditions on several bases, including technical infeasibility and economic unreasonableness. Settlement discussions resulted in an agreement pursuant to which the Ohio EPA modified the permit and the Company dismissed its appeal.

              (b)         Beryllium Exposure Claims

              The inhalation of excessive amounts of airborne beryllium particulate may present a health hazard to certain individuals. For decades the Company has operated its beryllium facilities under stringent standards of inplant and outplant discharge. These standards, which were first developed by the Atomic Energy Commission over forty years ago, were, in general, substantially adopted by the United States EPA and the Occupational Safety and Health Administration.

              Pending Claims. The Company is currently a defendant in the following product liability actions where the plaintiffs allege injury resulting from exposure to beryllium and beryllium-containing materials and are claiming recovery based on various legal theories. The Company believes that resolution of these cases will not have a material adverse effect on the Company.

=========================================================================================================================
                                   Date Lawsuit
  Name of Plaintiff                Instituted         Forum                      Relief Requested
  -----------------                ----------         -----                      ----------------
- -------------------------------------------------------------------------------------------------------------------------
  John W. Rosenbauer and Spouse    February 1989      Court of Common Pleas,     Damages in excess of $20,000 for
                                                      Westmoreland County,       personal injury and loss of consortium
                                                      Pennsylvania

  Richard Neiman and Spouse        November 1990      Court of Common Pleas,     Damages in excess of $20,000 for
                                                      Philadelphia County,       personal injury and in excess of
                                                      Pennsylvania               $20,000 for loss of consortium

  Geraldine G. Ruffin,             September 1991     Superior Court, Essex      Compensatory and punitive damages of
  individually and as executrix                       County, New Jersey         an unspecified amount

  Steven Campbell                  January 1992       Superior Court for         Compensatory and punitive damages of
                                                      Orange County,             an unspecified amount
                                                      California

  Ray Amante                       April 1992         Superior Court for         Compensatory and punitive damages of
                                                      Orange County,             an unspecified amount
                                                      California

  McKinley Houk                    October 1992       United States District     Compensatory damages of $5 million and
                                                      Court, Eastern District    punitive damages of $3 million
                                                      of Tennessee

  William Ray Vance and Spouse     October 1992       United States District     Compensatory damages of $3 million for
                                                      Court, Eastern District    personal injury, $1 million for loss
                                                      of Tennessee               of consortium and combined punitive
                                                                                 damages of $5 million

  David Taggart and Spouse         October 1992       Court of Common Pleas,     Compensatory damages in excess of
                                                      Chester County, Pennsyl-   $25,000 each for personal injury and loss
                                                      vania                      of consortium against Williams Ad-
                                                                                 vanced Materials, Inc. a subsidiary of
                                                                                 the Company

  Ernest Needham                   December 1992      Superior Court of New      Compensatory damages of an unspecified
                                                      Jersey, Passaic County     amount

  Harry Robbins and Spouse         June 1993          Court of Common Pleas,     Both parties individually seek
                                                      Montgomery County,         compensatory damages in excess of
                                                      Pennsylvania               $50,000.  Mr. Robbins also seeks
                                                                                 punitive damages in excess of $50,000

  Bruce Hand and Spouse            September 1993     Superior Court, Passaic    Compensatory damages of an unspecified
                                                      County, New Jersey         amount

  Frances Lutz                     February 1994      Superior Court, Passaic    Compensatory damages of an unspecified
                                                      County, New Jersey         amount

  Troy Murphy Morgan, Corky        June 1994          United States District     Aggregate claim, including
  Dean McCarter and Spouse,                           Court, Eastern District    compensatory and punitive damages, in
  Richard Emory Myers, Sr. and                        of Tennessee               the amount of $19 million
  Spouse and Kathlene Beatty

  Larry Roberts and Spouse         December 1994      Superior Court, Orange     Both parties seek compensation damages
                                                      County, California         in unspecified amounts.  Mr. Roberts
                                                                                 also seeks punitive damages in an
                                                                                 unspecified amount

Defense for each of the cases identified above is being conducted by counsel selected by the Company and retained, with certain reservations of rights, by the Company's insurance carriers.

              The Company is also a defendant in separate suits filed on June 10, 1994 by six Company employees and their spouses against the Company and certain Company employees in the Superior Court of Pima County, Arizona. The plaintiffs claim that, during their employment with the Company, they contracted chronic beryllium disease as a result of exposure to beryllium and beryllium- containing products. The plaintiffs seek compensatory and punitive damages of an unspecified amount based on allegations that the Company intentionally misrepresented the potential danger of exposure to beryllium and breached an agreement to pay certain benefits in the event the plaintiffs contracted chronic beryllium disease. Defense of this case is being conducted by counsel retained by the Company, and the Company's insurance carrier is investigating its liability for these claims. The Company believes that resolution of these cases will not have a material adverse effect on the Company.

              Recent Developments Relating to Pending Claims. David Taggart and his spouse filed suit against WAM on October 2, 1992 in the Court of Common Pleas of Chester County, Pennsylvania. Mr. Taggart claimed that he was exposed to beryllium-containing materials manufactured, distributed or sold by WAM during his employment. Mrs. Taggart claimed loss of consortium. The complaint sought damages in excess of $25,000 under various theories. On August 3, 1994, the plaintiffs dismissed their complaint against WAM for lack of product involvement so that the Company remains a party only as a defendant to remaining cross-claims by other defendants.

              (c)         Asbestos Exposure Claims

              A subsidiary of the Company (the "Subsidiary") is a co-defendant in thirty cases making claims for asbestos-induced illness allegedly relating to the former operations of the Subsidiary, then known as The S. K. Wellman Corp. All of these cases have been reported in prior filings with the S.E.C. The Subsidiary is one of a large number of defendants in each case. The plain-tiffs seek compensatory and punitive damages, in most cases of unspecified sums. Each case has been referred to a liability insurance carrier for defense. With respect to those referrals on which a carrier has acted to date, a carrier has accepted the defense of the actions, without admitting or denying liability. Two hundred and ten similar cases previously reported have been dismissed or disposed of by pre-trial judgment, one by jury verdict of no liability and ten others by settlement for nominal sums. The Company believes that resolution of the pending cases referred to above will not have a material effect upon the Company.

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

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              Not Applicable.

Executive Officers of the Registrant

              The following table provides information as to the executive officers of the Company.


   Name                   Age                 Positions and Offices
   ----                   ---                 ---------------------
Gordon D. Harnett         52      Chairman of the Board, President, Chief Executive Officer and Director

Carl Cramer               46      Vice President Finance, Chief Financial Officer

Jere H. Brophy            60      Vice President Technology

Stephen Freeman           48      Vice President Alloy Products

Craig B. Harlan           57      Vice President International - Europe

Robert H. Rozek           60      Senior Vice President International and Beryllium Products

Andrew J. Sandor          55      Vice President Operations

Daniel A. Skoch           45      Vice President Human Resources


              Mr. Harnett was elected Chairman of the Board, President, Chief Executive Officer and Director of the Company effective January 22, 1991. He had served as a Senior Vice President of The B. F. Goodrich Company from November 1988.

              Mr. Cramer was elected Vice President Finance and Chief Financial Officer in December 1994. Prior to that, he served as President of U.S. Operations and Director for the Americas and Australasia for the Swedish multinational, Esselte Meto.

              Dr. Brophy was elected Vice President Technology effective March 31, 1988. Prior to that, he was Vice President of Engineering, Engine and General Components Group, Automotive Sector of TRW Inc.

              Mr. Freeman was elected Vice President Alloy Products effective February 7, 1995. He had served as Vice President Sales and Marketing since August 3, 1993. He had served as Vice President Sales and Marketing-Alloy Products since July, 1992. Prior to that, he had served as Management Consultant for Adastra, Inc.

              Mr. Harlan was elected Vice President International-Europe effective June 7, 1994. He had served as Vice President Business Development since August, 1993. He had served as Senior Vice President, Sales and Marketing since October, 1991. He had served as Vice President/General Manager, Alloy Division since January 1, 1987.

              Mr. Rozek was elected Senior Vice President International and Beryllium Products on March 7, 1995. He had served as Vice President International effective October 1991. He had served as Vice President, Corporate Development effective February 27, 1990. He was elected Vice President, Governmental and Environmental Affairs in April 1989.

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

              Mr. Skoch was elected Vice President Human Resources in July 1991. Prior to that he was Corporate Director - Personnel.

                                    PART II

ITEM 5.       MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
              STOCKHOLDER MATTERS

              The Company's Common Stock is traded on the New York Stock Exchange. As of March 7, 1995, there were 2,519 shareholders of record. Information as to stock price and dividends declared set forth on page 17 in Note M to the consolidated financial statements in the annual report to shareholders for the year ended December 31, 1994 is incorporated herein by reference. The Company's ability to pay dividends is generally unrestricted, except that it is obligated to maintain a specified level of tangible net worth pursuant to an existing credit facility.


ITEM 6.       SELECTED FINANCIAL DATA

              Selected Financial Data on pages 22 and 23 of the annual report to shareholders for the year ended December 31, 1994 is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


              Worldwide sales in 1994 were $346 million compared to $295 million in 1993 and $265 million in 1992. The product lines of beryllium alloys, specialty metal systems and precious metal products achieved significant sales increases in 1994. Sales also increased in the ceramics product line while beryllium product line sales had a significant reduction in 1994 as compared to 1993.

              The significant sales growth in beryllium alloys was achieved in both domestic and international markets. The principal markets driving the increase were automotive electronics, computers, telecommunications and appliances. Most beryllium alloy products experienced gains in 1994 as compared to 1993. On the economic front, beryllium alloys were supported by a strong U.S. economy, continued growth in Asia and improving conditions in Europe. While the favorable economic background was a plus, the key to the added volume was a focused marketing effort. This effort was a combination of the marketing, sales, technical, quality and operating groups working as a team to provide quality, cost-competitive products on a timely basis. This was best seen in the expanding use of the Company's Alloy 174 strip in automotive electronics on a growing list of car platforms and global demand for the Company's products in undersea cable components. Also, in the steel industry, Phase 3HP Mold Plate underwent field trials at two slab casters during 1994 with performance results exceeding expectations in all respects.

              Beryllium sales were lower due to completion of the Defense Logistics Agency (DLA) supply contract and reduced AlBeMet(R) sales due to the end of an application at a computer disk drive manufacturer. Although overall defense spending is at a reduced level, this is still the base business to support the beryllium product line in the near term. Looking further out, efforts in marketing, research and manufacturing are devoted to developing materials and applications for aerospace and avionics markets where evolving needs for high performance materials are strong.

              Ceramic sales increased in 1994 as compared to 1993. The increase was principally in the U.S. automotive and worldwide telecommunications industries, which have more than offset declining defense applications. New applications with long- term growth potential are being developed with recently introduced products derived from beryllia tape and direct bond copper. Prospects for growth are promising in automotive electronics and wireless communications.

              Specialty metal systems saw major gains in 1994 as compared to 1993. During 1994, this product line was able to maintain the momentum of programs set in motion in 1992 and 1993. The additional sales resulted primarily from a combination of successfully executing marketing strategies, enlarging market share and new product applications. The improved economy also contributed to growth. In 1995, these combined efforts will continue, along with a strong emphasis on the manufacturing and engineering areas.

              Precious metal products also showed a significant increase in 1994 over 1993. Continued high demand and increased market share for frame lid assemblies from semiconductor manufacturers, along with increasing vapor deposition target sales, accounted for most of the improved volume. A substantial portion of the increase came from frame lid assembly sales in Asia through the Singapore facility. To further enhance this product line, Williams Advanced Materials purchased the assets, including net working capital, of Hydrostatics Inc., a small manufacturer of precious metal ultra-fine wire produced using an innovative technology. This product fills an identified need to support markets in the semiconductor and hybrid microelectronics industries. The transaction was completed in October, 1994. Sales in 1995 are expected to be adversely affected by technology changes that impact the frame lid assembly volume. However, the newly acquired fine wire product will be introduced to their customer base throughout 1995.

              International sales were $115 million in 1994, $86 million in 1993 and $71 million in 1992. The 1994 increase was primarily from beryllium alloys and the previously mentioned frame lid assemblies fabricated in Singapore. This increase occurred even though delivery of disk drive components ceased in 1994. Although much of the beryllium alloy sales increase was in Europe and Asia, growth was also seen in other parts of the world. International sales in 1995 will probably not match the 1994 growth rate, due to anticipated lower sales of frame lid assemblies.

              The Company's increased sales in 1993 as compared to 1992 involved all five product lines. A significant increase in precious metal products, AlBeMet(R) sales for the disk drive application and higher beryllium alloy sales in the U.S. and Asia accounted for most of the increase. Key growth markets were automotive electronics, computers, semiconductors and telecommunications.

              Gross margin (sales less cost of sales) was 26.6%, 22.9% and 27.2% of sales in the years 1994, 1993 and 1992, respectively. A major portion of the $2.6 million of provisions taken in 1994 was included in cost of sales. A provision of $2 million was reserved for downsizing the Applications Development Center in Fremont, California and a charge of $0.6 million was made in the ceramic product line to transfer direct bond copper production from the Syracuse, New

York facility to the Newburyport, Massachusetts plant. Without these charges, gross margin would have been 27.2%. Higher sales and production volumes of beryllium alloys account for much of the improvement. The beryllium alloy product line has also been experiencing lower unit costs from the higher throughput and has benefitted from manufacturing improvements, especially in strip products. In the beryllium product line, margins recovered from 1993. However, the major reason for improvement in the beryllium product line was that 1994 did not experience the negative impact of manufacturing problems with the AlBeMet(R) disk drive component that occurred in 1993.

              The lower gross margin in 1993 compared to 1992 was caused by a product mix shift to lower margin products, particularly those with a high precious metal content, and manufacturing problems associated with the AlBeMet(R) disk drive component.

              Selling, administrative and general expenses in 1994 were $55.5 million (16.0% of sales) compared to $47.8 million (16.2% of sales) in 1993. The increase was across all expense categories and includes an increased accrual for incentive compensation. A portion of the increase in administrative costs relates to an alloy business process redesign effort. A group of employees and consultants have been charged with reviewing/analyzing specific activities in the Company to find opportunities for improvement. This process redesign effort will continue throughout 1995.

              Selling, administrative and general expenses in 1993 increased from 1992. The increase in marketing, selling and customer service activities was partially offset by a reduction in administrative and general expenses which included lower incentive compensation.

              Research and development (R&D) expenses of $8.8 million in 1994 exceeded the $7.1 million spent in 1993 by more than 20%. The addition was primarily in the beryllium and ceramic product lines where efforts are centered on new product development. The beryllium alloy product line also saw an increase as efforts were directed at both product development and process technology enhancements. R&D expenses in 1995 are expected to be in the $8 million range. In 1992, R&D expenses were $7.3 million.

              Interest expense was $2.1 million in 1994, $3.0 million in 1993 and $3.2 million in 1992. All amounts are net of interest capitalized on active construction and mine development projects. Lower average debt reduced interest costs in 1994. Lower interest rates and less debt, on average, favorably impacted interest costs in 1993 as compared to 1992.

              Other-net expense was $2.6 million in 1994, $2.2 million in 1993 and $1.3 million in 1992. This category included such expenses as amortization of goodwill and other intangibles, the effect of currency exchange and translation and other non- operating items. Included in all three years were the postretirement benefit costs pursuant to Statement of Financial Accounting Standard (FAS) 106 for a divested operation. In 1993, the Company made an adjustment to the FAS 106 demographic assumptions for the divested operation, which resulted in a reduction of the liability and increased income by $1.3 million. Concurrently, the carrying value of a building from the divested operation was reduced by $0.9 million. Included in 1993 and 1992, respectively, were $0.7 million and $1.4 million of nonrecurring gains.

              Income before income taxes in 1994 of $23.0 million was significantly higher than the 1993 pre-tax income of $7.7 million. Higher sales volume and related gross margin improvements account for the increase. The increased selling, general and administrative expense offsets some of the gains in gross margin. In 1993, pre-tax income of $7.7 million was significantly lower than the 1992 pre-tax income of $13.7 million. The reduction was due to the lower gross margin, owing principally to manufacturing problems with the disk drive component and lower sales of beryllium for defense-related applications.

              The effective tax rate employed for 1994 was 19.4% of pre-tax income as compared to 16.2% of pre-tax income in 1993. The increase in pre-tax income accounts for the higher rate. The effective rate was significantly below statutory rates due to relatively fixed tax credits and allowances as shown in Note H to the Consolidated Financial Statements. In 1992, an effective rate of 23.6% of pre-tax income was utilized.

              Comparative earnings per share were $1.14 in 1994, $0.40 in 1993 and $0.65 in 1992.


FINANCIAL POSITION
CAPITAL RESOURCES AND LIQUIDITY

              Cash flow from operating activities totaled $35.2 million in 1994. Cash balances increased by $12.7 million while total debt decreased by $1.1 million. During 1994, accounts receivable increased $5.8 million or 13%, which is slightly above the 12% year-on-year increase in fourth quarter sales. Total inventories increased $7.1 million. The beryllium product line invento-ries have been reduced to correspond to lower sales. The beryllium alloy product line inventories grew in line with the higher sales levels.

              Capital expenditures for property, plant and equipment amounting to $17 million in 1994 were for upgrades and additions to improve quality and productivity. Expenditures in 1994 included a project to extend the life and capacity of the waste disposal pond at the Company's Utah extraction facility. Capital expenditures in 1995 will probably exceed the $17 million spent in 1994.

              Long-term financial resources available to the Company include $60 million of medium-term notes and $50 million under a bank credit agreement (unused at December 31, 1994). Long-term debt at December 31, 1994 was $18.5 million or 9% of total capital.

              Short-term debt at December 31, 1994 was $20.6 million, of which $5 million represents the current maturity of a medium-term note, and the remainder is denominated principally in gold and yen to provide hedges against assets so denominated. In addition, credit lines amounting to $59.8 million are available.

              Funds being generated from operations plus the available borrowing capacity are believed adequate to support operating requirements, capital expenditures, remediation projects, dividends and small acquisitions. Excess cash, if any, is invested in money market instruments and other high quality investments.

              Cash flow from operating activities in 1993 was $18 million. The Company borrowed the $15 million cash surrender value from a group of Company-owned life insurance policies. The proceeds were used to repay all borrowings under the bank credit agreement. Total debt was reduced $13.4 million while capital expenditures for property, plant and equipment totaled $11.9 million and dividends totalled $4.2 million. Long-term debt at December 31, 1993 was 12% of total capital.


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

                                                      1994          1993        1992        1991       1990
                                                      -----        ------      ------      ------     ------
Proven bertrandite ore reserves at
  year end (thousands of dry tons)                    6,747        6,786       6,787        6,855      6,758
Grade % beryllium                                     0.251%       0.251%      0.251%      0.251%     0.251%

Probable bertrandite ore reserves at
  year-end (thousands of dry tons)                    7,559        7,594       7,482       7,215       7,302
Grade % beryllium                                     0.279%       0.279%      0.281%      0.284%     0.281%
Bertrandite ore processed (thousands
  of dry tons, diluted)                               79           92          91          80             85

Grade % beryllium, diluted                            0.240%       0.232%      0.234%      0.237%     0.234%


INFLATION AND CHANGING PRICES

                 The prices of major raw materials, such as copper, nickel and gold, purchased by the Company were up during 1994. Such changes in costs are generally reflected in selling price adjustments. The prices of labor and other factors of production generally increase with inflation. Additions to capacity, while more expensive over time, usually result in greater productivity or improved yields. However, market factors, alternative materials and competitive pricing have affected the Company's ability to offset wage and benefit increases. The Company employs the last-in, first-out (LIFO) inventory valuation method domestically to more closely match current costs with revenues.

ENVIRONMENTAL MATTERS

                 As indicated in Note K to the Consolidated Financial Statements, the Company maintains an active program of environmental compliance. For projects involving remediation, estimates of the probable costs are made and the Company has set aside a reserve of $3.8 million at December 31, 1994 ($4.4 million at December 31, 1993). This reserve covers existing or currently foreseen projects.


ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                 The report of independent auditors and the following consolidated financial statements of the Company included in the annual report to shareholders for the year ended December 31, 1994 are incorporated herein by reference:

         Consolidated Balance Sheets - December 31, 1994 and 1993.

         Consolidated Statements of Income - Years ended December 31, 1994, 1993 and 1992.

         Consolidated Statements of Shareholders' Equity - Years ended December 31, 1994, 1993 and 1992.

         Consolidated Statements of Cash Flows - Years ended December 31, 1994, 1993 and 1992.

         Notes to Consolidated Statements.

         Report of Independent Auditors.

Quarterly Data on page 17 of the annual report to shareholders for the years ended December 31, 1994 and December 31, 1993 and Ore Reserves on page 15 of this Form 10-K annual report for the year ended December 31, 1994 are incorporated herein by reference.



ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                 ACCOUNTING AND FINANCIAL DISCLOSURE

                 None

                                    PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                 The information under Election of Directors on pages 2 through 5 of the Proxy Statement dated March 13, 1995 is incorporated herein by reference. Information with respect to Executive Officers of the Company is set forth earlier on pages 9 and 10 of this Form 10-K annual report.


ITEM 11.         EXECUTIVE COMPENSATION

                 The information under Executive Officer Compensation on pages 8 through 16 of the Proxy Statement dated March 13, 1995 is incorporated herein by reference.


ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                 MANAGEMENT

                 The information under Common Stock Ownership of Certain Beneficial Owners and Management on pages 6 and 7 of the Proxy Statement dated March 13, 1995 is incorporated herein by reference.


ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                 The information under Compensation Committee Interlocks and Insider Participation and Related Party Transactions on page 16 of the Proxy Statement dated March 13, 1995 is incorporated herein by reference.

                                    PART IV


ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
                 8-K

                 (a)  1.  Financial Statements and Supplemental Information

                          Included in Part II of this Form 10-K annual report by reference to the annual report to shareholders for the year ended December 31, 1994 are the following consolidated financial statements:

                          Consolidated Balance Sheets - December 31, 1994 and 1993.

                          Consolidated Statements of Income - Years ended December 31, 1994, 1993 and 1992.

                          Consolidated Statements of Shareholders' Equity - Years ended December 31, 1994, 1993 and 1992.

                          Consolidated Statements of Cash Flows - Years ended December 31, 1994, 1993 and 1992.

                          Notes to Consolidated Statements.

                          Report of Independent Auditors.


                 (a)  2.  Financial Statement Schedules

                          The following consolidated financial information for the years 1994, 1993 and 1992 is submitted herewith:

                          Schedule II      - Valuation and qualifying accounts

                          All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                 (a)  3.  Exhibits

                          (3a) Articles of Incorporation of the Company as amended February 28, 1989.

                          (3b) Regulations of the Company as amended April 25, 1989 and further amended April 27, 1993.

                          (4a) Credit Agreement dated as of December 13, 1994 between the Company and National City Bank acting for itself and as agent for three other banking institutions.

                          (4b) Rights Agreement between the Company and Society National Bank (formerly Ameritrust Company National Association) as amended February 28, 1989.

                          (4c) Issuing and Paying Agency Agreement dated as of February 1, 1990, including a specimen form of a medium term note issued thereunder, between the Company and First Trust N.A. (formerly with Morgan Guaranty Trust Company of New York).

                          (4d) Pursuant to Regulation S-K, Item 601 (b)(4), the Company agrees to furnish to the Commission, upon its request, a copy of the instruments defining the rights of holders of long-term debt of the Company that are not being filed with this report.

                          (10a)   *   Employment Agreement entered into by the
                                      Company and Mr. Gordon D. Harnett on
                                      March 20, 1991 (filed as Exhibit 10a to
                                      the Company's Form 10-K Annual Report for the year ended December 31, 1990), incorporated herein by reference.

                          (10b)   *   Form of Employment Agreement entered into
                                      by the Company and Messrs. Brophy, Hanes,
                                      Harlan, Rozek and Sandor on
                                      February 20, 1989.

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

                          (10d)   *   Form of Employment Agreement entered into
                                      by the Company and Mr. Daniel A. Skoch on
                                      January 28, 1992, Mr. Stephen Freeman
                                      dated August 3, 1993, and Mr. Carl Cramer dated December 6, 1994 (filed as Exhibit
                                      10d to the Company's Form 10-K Annual
                                      Report for the year ended December 31,
                                      1991), incorporated herein by reference.





*Reflects management contract or other compensatory arrangement required to be filed as an Exhibit pursuant to Item 14(c) of this Report.

                          (10e)   *   Form of Trust Agreement between the
                                      Company and Key Trust Company of Ohio,
                                      N.A. (formerly Ameritrust Company
                                      National Association) on behalf of
                                      Messrs. Waite, Brophy, Hanes, Harlan,
                                      Rozek and Sandor dated February 20, 1989,
                                      Mr. Harnett dated March 20, 1991 and Mr.
                                      Skoch dated January 28, 1992, Mr. Stephen
                                      Freeman dated August 3, 1993, and Mr.
                                      Carl Cramer dated December 6, 1994.

                          (10f) Form of Indemnification Agreement entered into by the Company and Mr. C. G. Waite on June 27, 1989 and Mr. G. D. Harnett on March 20, 1991.

                          (10g) Form of Indemnification Agreement entered into by the Company and Messrs. J. H. Brophy, A. J. Sandor, C. B. Harlan, H.
                                      D. Hanes, and R. H. Rozek on June 27,
                                      1989, Mr. D. A. Skoch on January 28,
                                      1992, Mr. Stephen Freeman dated August 3,
                                      1993, and Mr. C. Cramer on December 6,
                                      1994.

                          (10h) Form of Indemnification Agreement entered into by the Company and Messrs. C. F. Brush, F. B. Carr, W. E. MacDonald, J.
                                      L. McCall, W. P. Madar, G. C. McDonough,
                                      R.  M. McInnes, H. G. Piper and J.
                                      Sherwin Jr. on June 27, 1989 and Mr. A.
                                      C. Bersticker on April 27, 1993.

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

                          (10k)   *   Form of Trust Agreement between the
                                      Company and National City Bank dated
                                      January 1, 1992 on behalf of Nonemployee
                                      Directors of the Company (filed as
                                      Exhibit 10k to the Company's Form 10- K
                                      Annual Report for the year ended December
                                      31, 1992), incorporated herein by
                                      reference.

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

                          (10o)   *   Amendment Number 3, adopted February 8,
                                      1995, to Supplemental Retirement Benefit
                                      Plan as amended and restated December 1, 1992.

                          (10p)   *   Form of Trust Agreement between the
                                      Company and Key Trust Company of Ohio,
                                      N.A. (formerly Society National Bank)
                                      dated January 8, 1993 pursuant to the
                                      December 1, 1992 amended Supplemental
                                      Retirement Benefit Plan (filed as Exhibit
                                      10p to the Company's Form 10-K Annual
                                      Report for the year ended December 31,
                                      1992), incorporated herein by reference.

                          (10q)   *   Management Performance Compensation Plan
                                      adopted February 7, 1995, effective
                                      January 1, 1995.

                          (10r)   *   1979 Stock Option Plan, as amended
                                      pursuant to approval of shareholders on
                                      April 21, 1982 (filed as Exhibit 15A to
                                      Post-Effective Amendment No. 3 to
                                      Registration Statement No. 2- 64080),
                                      incorporated herein by reference.

                          (10s)   *   1984 Stock Option Plan as amended by the
                                      Board of Directors on April 18, 1984 and
                                      February 24, 1987 (filed as Exhibit 4.4
                                      to Registration Statement No. 33-28605), incorporated herein by reference.

                          (10t)   *   1989 Stock Option Plan (filed as Exhibit
                                      4.5 to Registration Statement No.
                                      33-28605), incorporated herein by
                                      reference.

                          (10u)   *   1990 Stock Option Plan for Nonemployee
                                      Directors (filed as Exhibit 4.6 to
                                      Registration Statement No. 33-35979),
                                      incorporated herein by reference.

                          (10v)   *   1977 Stock Appreciation Rights Plan
                                      (filed as Exhibit 4.6 to Registration
                                      Statement No. 33- 28605), incorporated
                                      herein by reference.





*Reflects management contract or other compensatory arrangement required to be filed as an Exhibit pursuant to Item 14(c) of this Report.

                          (10w)   *   1995 Stock Incentive  Plan subject to
                                      approval by shareholders at the Company's annual meeting to be held on May 2, 1995
                                      (filed as Exhibit A to the Proxy
                                      Statement dated March 13, 1995),
                                      incorporated herein by reference.

                          (11) Statement re: calculation of per share earnings for the years ended December 31, 1994, 1993 and 1992.

                          (13) Portions of the Annual Report to shareholders for the year ended December 31, 1994.

                          (21)    Subsidiaries of the registrant.

                          (23)    Consent of Ernst & Young LLP.

                          (24)    Power of Attorney.

                          (27)    Financial Data Schedule.


         (b)     Reports on Form 8-K

                 There were no reports on Form 8-K filed during the fourth quarter of the year ended December 31, 1994.





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

March 22, 1995
BRUSH WELLMAN INC.

By: /s/Gordon D. Harnett                       By: /s/Carl Cramer
    -------------------------------------          ---------------------------
    Gordon D. Harnett                              Carl Cramer
    Chairman of the Board,                         Vice President and
    President and Chief Executive Officer          Chief Financial Officer

                 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

GORDON D. HARNETT*                         Chairman of the Board,
- -------------------------------            President, Chief Executive                March 22, 1995
Gordon D. Harnett                          Officer and Director
                                           (Principal Executive Officer)

CARL CRAMER*                               Vice President and Chief                  March 22, 1995
- -------------------------------            Financial Officer
Carl Cramer

ALBERT C. BERSTICKER*                      Director                                  March 22, 1995
- -------------------------------
Albert C. Bersticker

CHARLES F. BRUSH, III*                     Director                                  March 22, 1995
- -------------------------------
Charles F. Brush, III

FRANK B. CARR*                             Director                                  March 22, 1995
- -------------------------------
Frank B. Carr

WILLIAM P. MADAR*                          Director                                  March 22, 1995
- -------------------------------
William P. Madar

JULIEN L. McCALL*                          Director                                  March 22, 1995
- -------------------------------
Julien L. McCall

GERALD C. McDONOUGH*                       Director                                  March 22, 1995
- -------------------------------
Gerald C. McDonough

ROBERT M. McINNES*                         Director                                  March 22, 1995
- -------------------------------
Robert M. McInnes

HENRY G. PIPER*                            Director                                  March 22, 1995
- ------------------------------
Henry G. Piper

JOHN SHERWIN, JR.*                         Director                                  March 22, 1995
- ----------------------------
John Sherwin, Jr.

CLARK G. WAITE*                            Director                                  March 22, 1995
- ------------------------------
Clark G. Waite

                 *The undersigned, by signing his name hereto, does sign and execute this report on behalf of each of the above-named officers and directors of Brush Wellman Inc., pursuant to Powers of Attorney executed by each such officer and director filed with the Securities and Exchange Commission.

By: /s/Carl Cramer
    ----------------------
    Carl Cramer                            March 22, 1995
    Attorney-in-Fact

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                         BRUSH WELLMAN AND SUBSIDIARIES

                  Years ended December 31, 1994, 1993 and 1992

         COL. A                    COL. B                          COL. C                         COL. D                COL. E
- -----------------------------------------------------------------------------------------------------------------------------------
                                                                  ADDITIONS
                                                    -------------------------------------
       DESCRIPTION            Balance at Beginning        (1)                 (2)           Deductions--Describe     BALANCE AT END
                                    of Period       Charged to Costs    Charged to Other                               of Period
                                                      and Expenses     Accounts--Describe
- -----------------------------------------------------------------------------------------------------------------------------------
Year ended December 31, 1994
Deducted from asset accounts:
  Allowance for doubtful
  accounts receivable              $  904,913          $  254,042         $       -0-          $  122,158(A)           $1,036,797
  Inventory reserves and
  obsolescence                     $3,187,135          $      -0-         $       -0-          $1,721,096(C)           $1,466,039
  Allowance for deferred tax
  assets                           $1,540,000          $      -0-         $       -0-          $1,540,000(D)           $      -0-

Year ended December 31, 1993
Deducted from asset accounts:
  Allowance for doubtful
  accounts receivable              $  781,389          $  234,392          $      -0-          $  110,868(A)           $  904,913
  Inventory reserves and
  obsolescence                     $      -0-          $3,187,135          $      -0-          $      -0-              $3,187,135
  Allowance for deferred tax
  assets                           $      -0-          $      -0-          $1,540,000(B)       $      -0-              $1,540,000

Year ended December 31, 1992
Deducted from asset accounts:
  Allowance for doubtful
  accounts receivable              $  792,162          $    5,245          $      -0-          $   16,018(A)           $  781,389

Note A - Bad debts written off.

Note B - The Company adopted SFAS No. 109, "Accounting for Income Taxes," effective January 1, 1993. Under Statement 109, a deferred tax asset of $1,540,000 was recorded for net operating loss carryforwards. Since it was unknown as to whether the deferred tax asset would be utilized, a valuation allowance was recorded to offset the asset.

Note C - Inventory written off.

Note D - Net operating loss carryforwards utilized or expired.