Form 10-Q
period 1995-04-02
BRUSH WELLMAN INC
filed 1995-05-12
CIK 14957

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 -----------
                                   FORM 10-Q

(Mark One)

/ X /   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 1995

                                       OR

/  /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________

                         Commission file number  1-7006


                               BRUSH WELLMAN INC.
               (Exact name of Registrant as specified in charter)

            Ohio                                             34-0119320
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                          Identification No.)

17876 ST. CLAIR AVENUE, CLEVELAND, OHIO                         44110
(Address of principal executive offices)                      (Zip Code)

        Registrant's telephone number, including area code  216-486-4200


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                               --    --


         As of May 1, 1995 there were 16,149,825 shares of Common Stock, par value $1 per share, outstanding.

                         PART 1. FINANCIAL INFORMATION

                         BRUSH WELLMAN INC. AND SUBSIDIARIES




ITEM 1. FINANCIAL STATEMENTS

The consolidated financial statements of Brush Wellman Inc. and its subsidiaries for the quarter ended April 2, 1995 are as follows:


         Consolidated Statements of Income -
                 Three months ended April 2, 1995 and April 3, 1994

         Consolidated Balance Sheets -
                 April 2, 1995 and December 31, 1994

         Consolidated Statements of Cash Flows -
                 Three months ended April 2, 1995 and April 3, 1994

         Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                                                      First Quarter Ended
                                                              April 2,                   April 3,
(Dollars in thousands except share and per share amounts)       1995                       1994
- -------------------------------------------------------------------------------------------------
Net sales                                                     $98,912                    $84,794

Costs and expenses:
     Cost of sales                                             71,540                     61,600
     Selling, administrative
      and general expenses                                     15,507                     12,617
     Research and development
      expenses                                                  1,821                      2,186
     Interest expense                                             512                        471
     Other-net                                                    297                        776
                                                           ----------                 ----------
                                                               89,677                     77,650
                                                           ----------                 ----------

Income before income taxes                                      9,235                      7,144
     Income taxes                                               2,447                      1,550
                                                           ----------                 ----------

Net Income                                                    $ 6,788                    $ 5,594
                                                           ==========                 ==========

Per Share of Common Stock:                                      $0.42                      $0.35

Cash dividends per common share                                 $0.08                      $0.05

Weighted average number
     of common shares outstanding                          16,290,649                 16,157,216




See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                      April, 2        Dec. 31,
(Dollars in thousands)                                  1995            1994
- ------------------------------------------------------------------------------
Assets
Current Assets
   Cash and cash equivalents                          $ 13,843        $ 20,441
   Accounts receivable                                  60,767          52,272
   Inventories                                          95,264          93,601
   Prepaid expenses and other
     current assets                                     15,079          14,903
                                                      --------        --------
        Total Current Assets                           184,953         181,217

Other Assets                                            18,710          19,153

Property, Plant and Equipment                          354,067         350,811
   Less allowances for depreciation,
     depletion and impairment                          238,473         234,048
                                                      --------        --------
                                                       115,594         116,763


                                                      --------        --------
                                                      $319,257        $317,133
                                                      ========        ========


Liabilities and Shareholders' Equity
Current Liabilities
   Short-term debt                                    $ 17,619        $ 20,643
   Accounts payable                                      7,973           8,861
   Other liabilities and accrued
     items                                              25,945          26,649
   Dividends payable                                         -           1,288
   Income taxes                                         11,272           8,482
                                                      --------        --------
        Total Current Liabilities                       62,809          65,923

Other Long-Term Liabilities                             42,102          41,940

Long-Term Debt                                          18,719          18,527

Deferred Income Taxes                                    3,161           3,803

Shareholders' Equity                                   192,466         186,940
                                                      --------        --------
                                                      $319,257        $317,133
                                                      ========        ========




See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                                                       Three Months Ended
                                                                                                    April 2,        April 3,
(Dollars in thousands)                                                                                1995            1994
- ----------------------------------------------------------------------------------------------------------------------------
Net Income                                                                                          $ 6,788         $ 5,594
Adjustments to Reconcile Net Income to Net Cash
  Provided From Operating Activities:
  Depreciation, depletion and amortization                                                            5,130           4,638
  Amortization of mine development                                                                        -             721
  Decrease (Increase) in accounts receivable                                                         (6,667)         (2,449)
  Decrease (Increase) in Inventory                                                                   (1,663)            779
  Decrease (Increase) in prepaid and other current assets                                                97            (312)
  Increase (Decrease) in accounts payable and accrued expenses                                       (2,623)           (229)
  Increase (Decrease) in interest and taxes payable                                                   2,217           1,456
  Increase (Decrease) in deferred income tax                                                           (642)           (368)
  Other - net                                                                                            23             618
                                                                                                    -------         -------
                                 Net Cash Provided From Operating Activities                          2,660          10,448

Cash Flows from Investing Activities:
  Payments for purchase of property, plant and equipment                                             (3,741)         (3,608)
  Payments for mine development                                                                        (312)           (141)
  Proceeds from (Payments for)other investments                                                         504               -
                                                                                                    -------         -------
                       Net Cash Provided From (Used in) Investing Activities                         (3,549)         (3,749)

Cash Flows from Financing Activities:
  Proceeds from (Repayment of) short-term debt - net                                                 (4,013)          1,029
  Issuance of Common Stock under stock option plans                                                      29              14
  Payments of dividends                                                                              (2,580)         (1,609)
                                                                                                    -------         -------
                      Net Cash Provided From ( Used in) Financing Activities                         (6,564)           (566)
Effects of Exchange Rate Changes                                                                        855             620
                                                                                                    -------         -------
                                     Net Change in Cash and Cash Equivalents                         (6,598)          6,753
                            Cash and Cash Equivalents at Beginning of Period                         20,441           7,690
                                                                                                    -------         -------
                                  Cash and Cash Equivalents at End of Period                        $13,843         $14,443
                                                                                                    =======         =======



See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
April 2, 1995


NOTE A - ACCOUNTING POLICIES

In management's opinion, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position as of April 2, 1995 and December 31, 1994 and the results of operations for the the three months ended April 2, 1995 and April 3, 1994.


NOTE B - INVENTORIES

                                                            April 2,          Dec 31,
(Dollars in thousands)                                        1995             1994
- --------------------------------------------------------------------------------------
Principally average cost:
  Raw materials and supplies                                $ 18,171          $ 21,020
  In Process                                                  58,473            55,008
  Finished                                                    41,188            39,530
                                                            --------          --------
                                                             117,832           115,558

Excess of average cost over
   LIFO inventory value                                       22,568            21,957
                                                            --------          --------
                                                            $ 95,264          $ 93,601
                                                            ========          ========


NOTE C - OTHER POSTEMPLOYMENT BENEFITS

Effective January 1, 1994, the Company adopted Financial Accounting Standards Board Statement No. 112,"Employers' Accounting for Postemployment Benefits." The cumulative effect of adoption had essentially no effect on earnings and no effect on the Company's cash position.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS


Results of Operations

First quarter 1995 sales were a record $99 million. This represents a 17% increase over the $85 million recorded in first quarter 1994 and 13% over the $88 million recorded in fourth quarter 1994. All product lines, except beryllium, recorded increases. International sales totaled $36 million and comprised 36% of total sales in the first quarter 1995 compared to $25 million or 29% of total sales in 1994. This international growth was primarily from higher volume, although sales were favorably affected by the impact of currency rates on revenues generated outside the United States.

Sales of Alloy Products increased significantly in first quarter 1995 from the year ago period. Principal areas of growth were automotive electronics, telecommunications, computers and appliances. These growth markets, coupled with applications development efforts, were the key to continued strength in this product line. Sales comparisons were also impacted by higher pass-through commodity costs, especially copper. The international component of this product line experienced significant volume gains along with the favorable impact of currency rate changes.

Beryllium Products sales declined in the first quarter compared with last year due to the absence of sales to the Defense Logistics Agency stockpile. Efforts continue to be focused on development of new products and applications in the aerospace and avionics markets.

Ceramic Products showed solid growth over the year ago period, the key markets being automotive electronics and telecommunications. The successful efforts to expand the sale of products based on direct bond copper technology were another factor in the increased sales.

Specialty Metal Systems sales increased in first quarter 1995 as compared to first quarter 1994. The gains result from application development efforts focused on such growth markets as automotive electronics and telecommunications.

Sales of Precious Metal Products were up slightly in first quarter 1995 over the comparable 1994 period, but below the strong fourth quarter of 1994. For the rest of 1995, it is expected that year-to-year comparisons to be unfavorable due to lower frame lid assembly shipments. To partly offset this volume drop was the continued development of the vapor deposition target business and a move into the precious metal ultra-fine wire market.

Gross margin (sales less cost of sales) increased slightly to 27.7% of sales in first quarter 1995 as compared to 27.4% of sales in first quarter 1994. Although the product mix shift was towards lower margin products, the higher volumes and the impact from currency rate changes provided for the increase in gross margin.

Selling, administrative and general expenses were $15.5 million or 15.7% of sales, up from $12.6 million or 14.9% of sales in first quarter 1994. The increase was across all expense categories. A portion of the increase relates to an Alloy Products business process re-design effort that was started during the third quarter of 1994. In addition, a subsidiary was established in Singapore to provide marketing for alloy and beryllium products to customers in Singapore, India, China, ASEAN and Australia.

Research and development expenses in first quarter 1995 were $1.8 million or 1.8% of sales as compared to the $2.2 million or 2.6% of sales in the first quarter 1994. The first quarter of 1994 included a high level of activity in product development for AlBeMet(R) materials. The results of these activities are now in further engineering and process development in manufacturing.

Interest expense was slightly higher in first quarter 1995 as compared to first quarter 1994. This is due to lower capitalized interest on active capital projects in first quarter 1995.

Other-net expense was $0.3 million in first quarter 1995 compared to $0.8 million in first quarter 1994. This category includes non-operating items such as currency exchange and translation effects, interest income and amortization of goodwill.

First quarter 1995 income before income taxes increased to $9.2 million from $7.1 million in first quarter 1994. The margin on higher sales volume and the impact of currency rate changes account for the improvement. Income taxes were provided for at an effective rate of 26.5% of pre-tax income in first quarter 1995 compared to 21.7% in first quarter 1994. The higher rate results from the increased pre-tax income and lower available tax credits. First quarter earnings per share were $0.42 in 1995 compared to $0.35 in 1994.

Financial Condition

Net cash provided from operating activities was $2.7 million during first quarter 1995 as compared to $10.4 million in the 1994 comparable period. Accounts receivable increased $8.5 million or 16% which is slightly above the 13% sales increase from fourth quarter 1994 to first quarter 1995.

Capital expenditures for property, plant and equipment amounted to $3.7 million during the first quarter 1995 and are expected to exceed the $17 million spent in 1994.

Total debt decreased by $2.8 million during first quarter 1995. This included retiring $5 million of medium-term notes which matured in early March. Long-term debt at the end of the quarter was 9% of total capital.

                           PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

                 (a)      Beryllium Exposure Claims

         Claims concluded since the end of fiscal year 1994. Bruce Hand and his wife filed suit against the Company in the Superior Court of New Jersey, Pasaic County, on September 22, 1993, for which service of process on the Company occurred on September 27, 1993. This claim was disclosed on the Company's annual report on Form 10-K for the year ended December 31, 1994. Mr. Hand claimed that, while he was an employee of the Company, he sustained injury to his lungs, chest, and pulmonary and nervous systems as a result of his exposure to beryllium oxide powder. Mr. Hand sought compensatory damages of an unspecified amount; his wife claimed damages of an unspecified amount of loss of Mr. Hand's support, society and consortium. This suit subsequently was removed to the District Court for the District of New Jersey and was consolidated with certain other beryllium exposure claims against the Company. On March 10, 1995, the U.S. District Court granted the Company's motion for summary judgment with respect to the claims of Mr. and Mrs. Hand. The deadline for an appeal of the court's order granting the Company's motion for summary judgment was April 14, 1995; no appeal was filed by plaintiffs on or before this date.

         Recent Developments Relating to Pending Claims Since the End of Fiscal Year 1994. Geraldine Ruffin, individually and as executrix of the estate of her husband John H.P. Ruffin, filed suit against the Company and certain other producers of beryllium-containing products, in the Superior Court of New Jersey, Essex County, on September 25, 1991, for which service of process on the Company occurred on October 9, 1991.

This claim was disclosed on the Company's annual report on Form 10-K for the year ended December 31, 1994. Mrs. Ruffin claimed that, while her husband was employed by Norfolk Navel Shipyard, he sustained injuries, resulting in his death, as a result of exposure to defendants' beryllium-containing products. Mrs. Ruffin sought compensatory and punitive damages of an unspecified amount. On March 31, 1995, the Superior Court of New Jersey, Essex County, granted defendants' motion for summary judgment with respect to Mrs. Ruffin's claims. Plaintiff's counsel has indicated to the Company its intention to appeal the court's judgment, notice of which must be filed by May 15, 1995. The Company believes that resolution of any such appeal would not have a material adverse effect upon the Company.

         Claims Initiated Since the End of Fiscal Year 1994. The Company is a defendant in separate suits filed on February 28, 1995 by two Company employees and their spouses against the Company and certain Company employees in the Superior Court of Pima County, Arizona. These suits are similar to seven suits currently pending in the Superior Court of Pima County (six of which were instituted on June 10, 1994 and one of which was instituted on December 13,
1994) against the Company and certain Company employees. The plaintiffs claim that, during their employment with the Company, they contracted chronic beryllium disease as a result of exposure to beryllium and beryllium-containing products. The plaintiffs seek compensatory and punitive damages of an unspecified amount based on allegations that the Company intentionally misrepresented the potential danger of exposure to beryllium and breached an agreement to pay certain benefits in the event the plaintiffs contracted chronic beryllium disease. Defense of this case is being conducted by counsel retained by the Company, and the Company's insurance carrier is investigating its liability for these claims. The

Company believes that resolution of these cases will not have a material adverse effect on the Company.

                 (b)      Asbestos Exposure Claims

         A subsidiary of the Company (the "Subsidiary") is a co-defendant in nineteen cases making claims for asbestos-induced illness allegedly relating to the former operations of the Subsidiary, then known as The S.K. Wellman Corp. Seventeen of these cases have been reported in prior filings with the S.E.C. The Subsidiary is one of a large number of defendants in each case. The plaintiffs seek compensatory and punitive damages, in most cases of unspecified sums. Each case has been referred to a liability insurance carrier for defense. With respect to those referrals on which a carrier has acted to date, a carrier has accepted the defense of the actions, without admitting or denying liability. Two hundred twenty-three similar cases previously reported have been dismissed or disposed of by pre-trial judgment, one by jury verdict of no liability and ten others by settlement for nominal sums. The Company believes that resolution of the pending cases referred to above will not have a material effect upon the Company.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  (a) The Company's Annual Meeting of Shareholders for 1995 was held on May 2, 1995.

  (b)    Not applicable.

  (c) At the Annual Meeting, three directors were elected to serve for a term of three years by the following vote.

                                                     Shares                 Shares
                                                     Voted                   Voted
                                                     "For"                "Withheld"
                                                 -----------              ----------

         Frank B. Carr                           13,182,717                480,666

         Gerald C. McDonough                     13,182,482                480,901

         John Sherwin, Jr.                       13,185,001                478,382



         The adoption of the Brush Wellman Inc. 1995 Stock Incentive Plan was approved by the following vote:

              Shares             Shares            Shares
               Voted             Voted             Voted                 Non-Voting
               "For"           "Against"        "Abstaining"               Shares
         -------------         ---------        ------------             ----------

          12,314,799           1,240,564           108,020                   -0-


         The selection of Ernst & Young LLP as independent auditors for 1995 was ratified and approved by the following vote:

              Shares            Shares             Shares
              Voted             Voted              Voted                 Non-Voting
               "For"           "Against"        "Abstaining"               Shares
         -------------         ---------        ------------             ----------
          13,459,237            146,907             57,239                   -0-



ITEM 6.  EXHIBITS AND  REPORTS ON FORM 8-K

  (a)    Exhibits

                 11.  Statement re computation of per share earnings.

                 27. Financial Data Schedule (Securities and Exchange Commission EDGAR filing only).

  (b)    Reports on Form 8-K

         There have been no reports on Form 8-K during the quarter ended April 2, 1995.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       BRUSH WELLMAN INC.


Dated:  May 12, 1995

                                       /s/ Carl Cramer
                                       -----------------------------------------
                                       Carl Cramer
                                       Vice President Finance and
                                       Chief Financial Officer