Form 10-Q
period 1995-07-02
BRUSH WELLMAN INC
filed 1995-08-10
CIK 14957

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   _______

                                  FORM 10-Q


(Mark One)
 ---
| X |  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
|   |  SECURITIES EXCHANGE ACT OF 1934
 ---

For the quarterly period ended July 2, 1995

                                      OR
 ---
|   |  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
|   |  SECURITIES EXCHANGE ACT OF 1934
 ---

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


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___


      As of August 2, 1995 there were 16,235,424 shares of Common Stock, par value $1 per share, outstanding.

                          PART I FINANCIAL INFORMATION

                      BRUSH WELLMAN INC. AND SUBSIDIARIES



Item 1. Financial Statements
----------------------------

The consolidated financial statements of Brush Wellman Inc. and its subsidiaries for the quarter ended July 2, 1995 are as follows:

         Consolidated Statements of Income -
                 Six months ended July 2, 1995 and July 3, 1994

         Consolidated Balance Sheets -
                 July 2, 1995 and December 31, 1994

         Consolidated Statements of Cash Flows -
                 Six months ended July 2, 1995 and July 3, 1994

         Notes to consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                                               SECOND QUARTER ENDED             FIRST HALF ENDED
                                                             JULY 2,          JULY 3,         JULY 2,         JULY 3,
(DOLLARS IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)     1995             1994            1995            1994
--------------------------------------------------------------------------------------------------------------------------------
NET SALES                                                     $97,283           $86,560        $196,194         $171,354

COSTS AND EXPENSES:
     COST OF SALES                                             70,042            61,567         141,581          123,168
     SELLING, ADMINISTRATIVE
      AND GENERAL EXPENSES                                     15,754            13,121          31,262           25,739
     RESEARCH AND DEVELOPMENT
      EXPENSES                                                  1,996             2,189           3,816            4,376
     INTEREST EXPENSE                                             349               449             861              920
     OTHER-NET                                                     84             1,063             380            1,836
                                                          -----------       -----------     -----------      -----------
                                                               88,225            78,389         177,900          156,039
                                                          -----------       -----------     -----------      -----------

INCOME BEFORE INCOME TAXES                                      9,058             8,171          18,294           15,315
     INCOME TAXES                                               2,382             2,279           4,830            3,828
                                                          -----------       -----------     -----------      -----------
NET INCOME                                                     $6,676            $5,892         $13,464          $11,487
                                                          ===========       ===========     ===========      ===========

PER SHARE OF COMMON STOCK:                                      $0.40             $0.36           $0.82            $0.71
                                                          ===========       ===========     ===========      ===========

CASH DIVIDENDS PER COMMON SHARE                                 $0.08             $0.05           $0.16            $0.10

WEIGHTED AVERAGE NUMBER
     OF COMMON SHARES OUTSTANDING                          16,503,398        16,204,652      16,483,041       16,165,713




SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

                                                JULY 2,         DEC. 31,
(DOLLARS IN THOUSANDS)                           1995            1994
------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
   CASH AND CASH EQUIVALENTS                    $24,534         $20,441
   ACCOUNTS RECEIVABLE                           61,512          52,272
   INVENTORIES                                   94,656          93,601
   PREPAID EXPENSES AND OTHER
     CURRENT ASSETS                              15,965          14,903
                                            -----------     -----------
        TOTAL CURRENT ASSETS                    196,667         181,217

OTHER ASSETS                                     18,519          19,153

PROPERTY, PLANT AND EQUIPMENT                   360,352         350,811
   LESS ALLOWANCES FOR DEPRECIATION,
     DEPLETION AND IMPAIRMENT                   244,172         234,048
                                            -----------     -----------
        PROPERTY, PLANT AND EQUIPMENT--NET      116,180         116,763
                                            -----------     -----------
                                               $331,366        $317,133
                                            ===========     ===========


LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   SHORT-TERM DEBT                              $19,628         $20,643
   ACCOUNTS PAYABLE                              10,470           8,861
   OTHER LIABILITIES AND ACCRUED
     ITEMS                                       27,527          26,649
   DIVIDENDS PAYABLE                                              1,288
   INCOME TAXES                                  10,468           8,482
                                            -----------     -----------
        TOTAL CURRENT LIABILITIES                68,093          65,923

OTHER LONG-TERM LIABILITIES                      42,791          41,940

LONG-TERM DEBT                                   18,397          18,527

DEFERRED INCOME TAXES                             3,280           3,803

SHAREHOLDERS' EQUITY                            198,805         186,940
                                            -----------     -----------
                                               $331,366        $317,133
                                            ===========     ===========




SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                                     FIRST HALF ENDED
                                                                             JULY 2,                   JULY 3,
(Dollars in thousands)                                                        1995                      1994
----------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                    $13,464                   $11,487
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
  PROVIDED FROM OPERATING ACTIVITIES:
  Depreciation, depletion and amortization                                     10,051                     9,270
  Amortization of mine development                                                951                       721
  Decrease (Increase) in accounts receivable                                   (6,560)                   (8,291)
  Decrease (Increase) in Inventory                                             (1,055)                      192
  Decrease (Increase) in prepaid and other current assets                        (889)                     (301)
  Increase (Decrease) in accounts payable and accrued expenses                    556                     5,217
  Increase (Decrease) in interest and taxes payable                             1,647                     1,757
  Increase (Decrease) in deferred income tax                                     (523)                     (723)
  Other - net                                                                     544                       739
                                                                          -----------               -----------
                   NET CASH PROVIDED FROM OPERATION ACTIVITIES                 18,186                    20,068

Cash Flows from Investing Activities:
  Payments for purchase of property, plant and equipment                       (9,838)                   (8,911)
  Payments for mine development                                                  (515)                     (253)
  Proceeds from (Payment for) other investments                                   668
                                                                          -----------               -----------
                   NET CASH USED IN INVESTING ACTIVITIES                       (9,685)                   (9,164)

Cash Flows from Financing Activities:
  Proceeds from (Repayment of) short-term debt - net                           (2,347)                      618
  Proceeds from (Repayment of) long-term debt- net                               (393)                     (344)
  Issuance of Common Stock under stock option plans                               987                       162
  Payments of dividends                                                        (3,876)                   (2,414)
                                                                          -----------               -----------
                   NET CASH USED IN FINANCING ACTIVITIES                       (5,629)                   (1,978)
Effects of Exchange Rate Changes                                                1,221                     1,222
                                                                          -----------               -----------
                                 NET CHANGE IN CASH AND CASH EQUIVALENTS        4,093                    10,148
                        CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD       20,441                     7,690
                                                                          -----------               -----------
                              CASH AND CASH EQUIVALENTS AT END OF PERIOD      $24,534                   $17,838
                                                                          ===========               ===========


See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
July 2, 1995


NOTE A - ACCOUNTING POLICIES

In management's opinion, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position as of July 2, 1995 and December 31, 1994 and the results of operations for the the three and six months ended July 2, 1995 and July 3, 1994.


NOTE B - INVENTORIES

                                         July 2,          Dec 31,
(Dollars in thousands)                     1995             1994
--------------------------------------------------------------------
Principally average cost:
  Raw materials and supplies              $19,382          $21,020
  In Process                               56,956           55,008
  Finished                                 42,363           39,530
                                      -----------      -----------
                                          118,701          115,558

Excess of average cost over
   LIFO inventory value                    24,045           21,957
                                      -----------      -----------
                                          $94,656          $93,601
                                      ===========      ===========

Item 2.  Management's Discussion and Analysis
---------------------------------------------

Results of Operations
---------------------
Second quarter sales of $97 million represent a 12% increase over the second quarter 1994. Sales of Alloy, Ceramic and Specialty Metal Products increased over last year. International sales, primarily Alloy Products, totaled $37 million and accounted for 38% of total second quarter sales as compared to $26 million or 30% of sales in the second quarter 1994. The majority of the international growth was due to higher volume, although sales were favorably affected by the impact of currency rates on revenues generated outside the United States.

Sales of Alloy Products increased significantly in second quarter 1995 as compared to the second quarter 1994. Application development efforts and continued strength in key markets, including automotive electronics, telecommunications and computers, helped fuel this increase in sales. Sales in 1995 were also favorably impacted by the higher pass-through commodity costs, primarily copper, and foreign currency exchange rates.

Beryllium Products sales decreased in the second quarter 1994, but were flat with the first quarter 1995. Efforts continue to be focused on development of new products and applications in the aerospace and avionics markets to offset the absence of sales to the Defense Logistics Agency stockpile.

Ceramic Products showed strong growth over last year. The key markets for these products are telecommunications, which may now be softening slightly for these products, and automotive electronics. The continued successful development and expansion of products based on direct bond copper technology helped to increase sales.

Sales of Specialty Metal Systems also increased significantly in the second quarter as compared to the year-ago period. The increase is due, in part, to market development application efforts, quality improvements and a continued penetration into the Asian markets.

Sales of Precious Metal Products were flat with the second quarter 1994. Sales of frame lid assemblies have, and are expected to continue to, decline over the balance of this year. The continued development of the vapor deposition target business, the transition into the precious metal ultra-fine wire market and strong results from the refining operations have helped to offset the decline in the frame lid assembly volume.

Gross margin (sales less cost of sales) increased to $27 million for the quarter as compared to $25 million last year. The margin percent, however, decreased slightly to 28.0% from 28.9% in 1994. The decreased margin percentage was caused by a product mix shift towards lower margin products, the effect of the higher pass through commodity costs and a slight decrease in manufacturing performance.

Sales for the first half of 1995 were $196 million, an increase of 14% over 1994. All product lines, except Beryllium Products, increased in 1995 with Alloy Products and Specialty Metal Systems showing the largest increases. International sales were also up significantly in the first half. Gross margin for the half decreased slightly to 27.8% of sales from 28.1% last year. The factors affecting second quarter gross margin also apply to first half performance.

Selling, administrative and general expenses were $15.8 million or 16% of sales in the second quarter compared to $13.1 million or 15% of sales in the second quarter 1994. Year-to-date expenses totaled $31.3 million compared to $25.7 million last year. Causes of the increases include the Alloy Products process re-design effort that was started in the third quarter 1994, start-up costs associated with a subsidiary in Singapore established in the first quarter to provide marketing support in South Asia, a higher volume of sales-related activity and an increased incentive compensation accrual.

Research and development expenses were $3.8 million for the first half 1995 compared to $4.4 million in the first half 1994. Second half 1995 expenditures should be in line with the first half.

Other-net expense was $0.4 million for the half compared to $1.8 million in the first half 1994. This category includes non-operating items such as currency exchange and translation effects, goodwill amortization and interest income. The major changes in 1995 are from currency exchange gains and an increase in interest income from a higher level of investments with a higher average effective interest rate.

Interest expense decreased 22% for the quarter and 6% for the year as compared to 1994. The primary cause was an increase in capitalized interest on active capital projects in the second quarter 1995.

Income before income taxes was $9.1 million for the quarter and $18.3 for the year, compared to $8.2 million and $15.3 million, respectively, for 1994. The higher sales volume and the resulting gross margin partially offset by the increase in expenses account for the increase. Income taxes were provided for at an effective rate of 26.3% of pre-tax income in the second quarter and 26.4% for the first half. For the first half 1994, an effective rate of 25.0% was employed. The higher rate results from the increased pre-tax earnings and lower available tax credits. Earnings per share were $0.40 in the second quarter and $0.82 for the first half as compared to $0.36 and $0.71 in 1994.

Financial Condition
-------------------
Net cash provided from operating activities was $18.2 million during first half 1995 as compared to $20.1 million in the 1994 comparable period.

Accounts receivable increased $9 million or 18% since year-end 1994. The increase is primarily due to the increase in sales and a higher proportion of international receivables.

Inventories have remained fairly constant despite the increased sales volume due to an increase in inventory turns and operating efficiencies.

Capital expenditures for property, plant and equipment amounted to $9.9 million during first half 1995 and are expected to exceed the $17 million spent in 1994.

Total debt decreased by $1 million during first half 1995. Long-term debt at the end of the quarter was 9% of total capital.

The average number of outstanding shares increased to 16.5 million due to the implementation of a restricted stock plan for key employees and the exercisability of previously issued stock options.

                           PART II OTHER INFORMATION


Item 1.  Legal Proceedings
--------------------------
                 (a)  Beryllium Exposure Claims
                      -------------------------
                 Claims Concluded Since the End of First Quarter 1995.   Steven
                 ----------------------------------------------------
Campbell filed suit against the Company in the Superior Court for Orange County, California, on January 3, 1992, for which service of process on the Company occurred in January, 1992. This claim was reported on the Company's annual report on Form 10-K for the year ended December 31, 1994. Mr. Campbell claimed that, while he was an employee of an alleged customer of the Company, he contracted chronic beryllium disease as a result of exposure to beryllium and beryllium-containing products. Mr. Campbell sought compensatory and punitive damages of an unspecified amount. This case was settled and dismissed with prejudice by the Court on February 21, 1995.

                 Ray Amante filed suit against the Company in the Superior Court for Orange County, California on January 14, 1992, for which service of process on the Company occurred on April 7, 1992. This claim was reported on the Company's annual report on Form 10-K for the year ended December 31, 1994. Mr. Amante claimed that, while he was an employee of an alleged customer of the Company, he contracted berylliosis as a result of exposure to beryllium and beryllium-containing products. Mr. Amante sought compensatory and punitive damages of an unspecified amount. This case was settled and dismissed with prejudice by the Court on February 21, 1995.

                 John W. Rosenbauer and his wife filed suit against the Company in the Court of Common Pleas, Westmoreland County, Pennsylvania, on February 7, 1995, for which service of process on the Company occurred on February 15, 1989. This claim was reported on the Company's annual report on Form 10-K for the year ended December 31, 1994. Mr. Rosenbauer claimed that, while he was an employee of an alleged customer of the Company, he contracted chronic beryllium disease as a result of exposure to beryllium and beryllium-containing products. Mrs. Rosenbauer claimed loss of consortium. The total damages in this case were claimed to be in excess of $20,000. This case was settled and dismissed with prejudice the Court on December 19, 1994.

     Recent Developments Relating to Pending Claims Since April 2, 1995.
     -------------------------------------------------------------------
Geraldine Ruffin, individually and as executrix of the estate of her husband John H. P. Ruffin, filed suit against the Company in the Superior Court of New Jersey, Essex County, on September 25, 1991, for which service of process on the Company occurred on October 9, 1991. This claim was reported on the Company's annual report on Form 10-K for the year ended December 31, 1994. Mrs. Ruffin claimed that, while her husband was employed by Norfolk Naval Shipyard, he sustained injuries, resulting in his death, as a result of exposure to beryllium and beryllium-containing products. Mrs. Ruffin sought compensatory and punitive damages of an unspecified amount. On March 31, 1995, the Court granted defendants' motion for summary judgment with respect to Mrs. Ruffin's claims, as reported on the Company's quarterly report on Form 10-Q for the quarter ended April 2, 1995. Plaintiff filed a notice of appeal in May, 1995. The Company believes that resolution of any such appeal would not have a material adverse effect on the Company.

                 (b)  Asbestos Exposure Claims
                      ------------------------
                 A subsidiary of the Company (the "Subsidiary") is a co-defendant in nineteen cases making claims for asbestos-induced illness allegedly relating to the former operations of the Subsidiary, then known as The S.K. Wellman Corp. All of these cases have been reported in prior filings with the S.E.C. The Subsidiary is one of a large number of defendants in each case. The plaintiffs seek compensatory and punitive damages, in most cases of unspecified sums.
Each case has been referred to a liability insurance carrier for defense. With respect to those referrals on which a carrier has acted to date, a carrier has accepted the defense of the actions, without admitting or denying liability. Two hundred twenty-four similar cases previously reported have been dismissed or disposed of by pre-trial judgment, one by jury verdict of no liability and ten others by settlement for nominal sums. The Company believes that resolution of the pending cases referred to above will not have a material effect upon the Company.

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

Item 6.   Exhibits and Reports on Form 8-K
------------------------------------------
         (a)     Exhibits
                 --------
                          11.  Statement re: computation of per share earnings.

                          27.  Financial Data Schedule.

         (b)     Reports on Form 8-K
                 -------------------
                 There have been no reports on Form 8-K during the quarter ended July 2, 1995.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        BRUSH WELLMAN INC.



Dated:  August 10, 1995



                                        /s/ Carl Cramer
                                        ----------------------------------
                                        Carl Cramer
                                        Vice President Finance and
                                        Chief Financial Officer