Form 10-Q
period 1995-09-29
BRUSH WELLMAN INC
filed 1995-11-03
CIK 14957

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 1995
                                                      OR

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

        As of October 31, 1995 there were 16,236,424 shares of Common Stock, par value $1 per share, outstanding.

                          PART I FINANCIAL INFORMATION

                      BRUSH WELLMAN INC. AND SUBSIDIARIES



Item 1. Financial Statements
----------------------------

The consolidated financial statements of Brush Wellman Inc. and its subsidiaries for the quarter ended September 29, 1995 are as follows:

        Consolidated Statements of Income -
                 Nine months ended September 29, 1995 and October 2, 1994

        Consolidated Balance Sheets -
                 September 29, 1995 and December 31, 1994

        Consolidated Statements of Cash Flows -
                 Nine months ended September 29, 1995 and October 2, 1994

        Notes to consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                                                   Third Quarter Ended                    Nine Months Ended
                                                            September 29,        October 2,        September 29,      October 2,
(Dollars in thousands except share and per share amounts)       1995                1994               1995              1994
---------------------------------------------------------------------------------------------------------------------------------
Net sales                                                         $89,361            $86,730           $285,555         $258,084

Costs and expenses:
     Cost of sales                                                 66,729             66,630            208,310          189,799
     Selling, administrative
      and general expenses                                         15,327             14,003             46,590           39,743
     Research and development
      expenses                                                      2,119              2,147              5,934            6,523
     Interest expense                                                 331                537              1,192            1,457
     Other-net                                                        725                652              1,104            2,486
                                                               ----------         ----------         ----------       ----------
                                                                   85,231             83,969            263,130          240,008
                                                               ----------         ----------         ----------       ----------

Income before income taxes                                          4,130              2,761             22,425           18,076
     Income taxes                                                     799                329              5,628            4,157
                                                               ----------         ----------         ----------       ----------
Net Income                                                         $3,331             $2,432            $16,797          $13,919
                                                               ==========         ==========         ==========       ==========
Per Share of Common Stock:                                          $0.20              $0.15              $1.02            $0.86
                                                               ==========         ==========         ==========       ==========

Cash dividends per common share                                     $0.10              $0.08              $0.26            $0.18

Weighted average number
     of common shares outstanding                              16,518,151         16,192,515         16,423,947       16,184,387




See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                  September 29,                December 31,
(Dollars in thousands)                                1995                        1994
-------------------------------------------------------------------------------------------
ASSETS
Current Assets
   Cash and cash equivalents                            $23,253                   $20,441
   Accounts receivable                                   61,450                    52,272
   Inventories                                           91,657                    93,601
   Prepaid expenses and other current assets             15,906                    14,903
                                                    ------------              ------------
        Total Current Assets                            192,266                   181,217

Other Assets                                             18,386                    19,153

Property, Plant and Equipment                           365,874                   350,811
   Less allowances for depreciation,
     depletion and impairment                           249,696                   234,048
                                                    ------------              ------------
        Property, Plant and Equipment -- net            116,178                   116,763
                                                    ------------              ------------
                                                       $326,830                  $317,133
                                                    ============              ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Short-term debt                                      $18,868                   $20,643
   Accounts payable                                       6,703                     8,861
   Other liabilities and accrued items                   25,946                    26,649
   Dividends payable                                                                1,288
   Income taxes                                          11,080                     8,482
                                                    ------------              ------------
        Total Current Liabilities                        62,597                    65,923

Other Long-Term Liabilities                              43,313                    41,940

Long-Term Debt                                           17,826                    18,527

Deferred Income Taxes                                     2,283                     3,803

Shareholders' Equity                                    200,811                   186,940
                                                    ------------              ------------
                                                       $326,830                  $317,133
                                                    ============              ============



See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                                          Nine Months Ended
                                                                              September 29,                   October 2,
(Dollars in thousands)                                                            1995                           1994
------------------------------------------------------------------------------------------------------------------------
Net Income                                                                       $16,797                        $13,919
Adjustments to Reconcile Net Income to Net Cash
Provided From Operating Activities:
  Depreciation, depletion and amortization                                        14,739                         13,992
  Amortization of mine development                                                 2,166                          1,158
  Decrease (Increase) in accounts receivable                                      (8,862)                        (9,430)
  Decrease (Increase) in Inventory                                                 1,944                         (2,485)
  Decrease (Increase) in prepaid and other current assets                           (986)                             3
  Increase (Decrease) in accounts payable and accrued expenses                    (3,029)                         3,571
  Increase (Decrease) in interest and taxes payable                                2,128                          1,339
  Increase (Decrease) in deferred income tax                                      (1,521)                        (1,033)
  Other - net                                                                      1,000                          1,784
                                                                             -------------                  -------------
                                 Net Cash Provided From Operating Activities      24,376                         22,818

Cash Flows from Investing Activities:
  Payments for purchase of property, plant and equipment                         (15,471)                       (12,385)
  Payments for mine development                                                     (674)                          (450)
  Proceeds from other investments                                                    947
                                                                             -------------                  -------------
                                     Net Cash Used in Investing Activities       (15,198)                       (12,835)

Cash Flows from Financing Activities:
  Repayment of short-term debt - net                                              (1,910)                        (1,939)
  Repayment of long-term debt- net                                                  (776)                          (698)
  Issuance of Common Stock under stock option plans                                1,291                            442
  Payments of dividends                                                           (5,504)                        (3,703)
                                                                             -------------                  -------------
                                     Net Cash Used in Financing Activities        (6,899)                        (5,898)
Effects of Exchange Rate Changes                                                     533                          2,068
                                                                             -------------                  -------------
                                   Net Change in Cash and Cash Equivalents         2,812                          6,153
                          Cash and Cash Equivalents at Beginning of Period        20,441                          7,690
                                                                             -------------                  -------------
                                Cash and Cash Equivalents at End of Period       $23,253                        $13,843
                                                                             =============                  =============


See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 29, 1995


Note A - Accounting Policies

In management's opinion, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position as of September 29, 1995 and December 31, 1994 and the results of operations for the three and nine months ended September 29, 1995 and October 2, 1994.


Note B - Inventories

                                                                       September 29,      December 31,
(Dollars in thousands)                                                     1995               1994
------------------------------------------------------------------------------------------------------
Principally average cost:
  Raw materials and supplies                                               $20,050           $21,020
  In Process                                                                55,900            55,008
  Finished                                                                  41,350            39,530
                                                                       -------------     -------------
                                                                           117,300           115,558

Excess of average cost over
   LIFO inventory value                                                     25,643            21,957
                                                                       -------------     -------------
                                                                           $91,657           $93,601
                                                                       =============     =============

Item 2.  Management's Discussion and Analysis
---------------------------------------------

Results of Operations
---------------------

Third quarter 1995 sales of $89 million represent an increase of 3% over the third quarter 1994. Four of the five major product groups had increased sales. International sales totaled $30 million and accounted for 34% of total sales in the third quarter 1995 compared to $31 million or 36% of total sales in the third quarter 1994. Increases in international sales of Alloy Products in the current quarter were essentially offset by a decline in international Precious Metal sales as compared to third quarter 1994.

Sales of Alloy Products increased significantly in third quarter 1995 versus the comparable period in 1994. Application development efforts and strong demand in key markets, including automotive electronics and telecommunications, account for a major portion of the increase. Strong economic conditions in various international markets, particularly Germany, also contributed to the increase. Sales in 1995 continue to be favorably impacted by the higher pass-through commodity costs, primarily copper.

Beryllium Products sales increased during the third quarter 1995 over third quarter 1994. Sales in 1995 were still below the 1993 level due to the discontinuation of shipments to the Defense Logistics Agency stockpile and a computer disk drive arm program. Marketing and research and development efforts have now been focused on several specific markets, including aerospace and avionics.

Sales of Ceramic Products increased over third quarter 1994. The sales growth in the third quarter was slower than the first half 1995. The increased sales in 1995 is due primarily to products using the direct bond copper technology. Key markets for Ceramic products are telecommunications and automotive electronics.

Specialty Metal Systems sales increased significantly in the third quarter as compared to the year-ago period. Market development application efforts and quality improvements contributed to the increase. Markets for these products include automotive, telecommunications, computers and semiconductors.

Sales of Precious Metal Products in the third quarter 1995 decreased from the third quarter 1994. Fourth quarter sales are expected to be less than the comparable period last year. The decrease is due to a major customer for frame lid assemblies that has redesigned their applications into a different technology. The continued development of the vapor deposition target business and the transition into the precious metal ultra-fine wire business help to offset a portion of the decline in the frame lid assembly volume.

Gross margin (sales less cost of sales) increased to $23 million for the quarter as compared to $20 million in 1994. The margin percent also increased to 25% of sales as compared to 23% of sales in third quarter 1994. In general, the product mix is shifting towards lower margin products while efforts are underway to reduce the manufacturing costs of these products. The two main facilities for producing Alloy Products had brief scheduled shutdowns in the third quarter for planned maintenance activity, the cost of which is generally provided for throughout the year. Included primarily in cost of sales in 1994 is a $2 million provision for partial closure of a facility in Fremont, California.

Sales for the first nine months of 1995 were $286 million, an increase of 11% over sales of $258 in 1994. Alloy, Ceramic and Specialty Metal Products sales increased over the year-ago period. Precious Metal Products sales declined for the first ninth months of 1995 as the decline in the third quarter more than offset the increased sales in the half. Beryllium sales declined in 1995 as well. International sales were up significantly over the prior year. The majority of this growth was due to higher volume, although sales were favorably affected by the impact of currency rates on revenues generated outside the United States. The dollar strengthened against the yen in the third quarter which may minimize this favorable currency impact in the coming quarters. Gross margin for the year increased to $77 million compared to $68 million in 1994. As a percent of sales, gross margin increased to 27% in 1995 from 26% in 1994.

Selling, administrative and general expenses were $15.3 million or 17% of sales in the third quarter compared to $14.0 million or 16% of sales in the third
quarter 1994.   Year-to-date expenses are $46.6 million compared to $39.7
million in 1994. Most expense categories show an increase over prior years. Causes of the year-to-date increases include the Alloy Products re-design effort, start-up costs associated with the Singapore subsidiary established to provide marketing supporting in south Asia and a higher volume of sales-related activity. The exchange rate effect on the foreign operations' expenses was also unfavorable.

Research and development expenses were $5.9 million for the first nine months compared to $6.5 million in 1994. Increased focus on specific projects has helped to reduce costs. Total expenses for 1995 should be in line with the nine-month average.

Other-net expense was $0.7 million for the quarter and $1.1 million for the first nine months compared to $0.7 million and $2.5 million in 1994 for the quarter and nine months, respectively. This category includes non-operating items such as currency exchange and translation effects, goodwill amortization, cash discounts and interest income. The year-to-date changes in 1995 over 1994 are mainly from currency exchange gains and an increase in interest income from a higher level of investments with a higher average effective interest rate.

Interest expense declined for the third quarter and for the nine months as compared to 1994 due to a lower average level of debt outstanding. Capitalized interest associated with active capital expenditure projects increased for the first ninth months of 1995 as compared to the same period last year.

Income before income taxes was $4.1 million for the quarter compared to $2.8 million in third quarter 1994. Higher sales and the resulting gross margin account for the increase over 1994. For the nine months, income before taxes
was $22.4 million as compared to $18.1 million in 1994.   Income taxes were
provided for at an effective rate of 25% of pre-tax income for the first nine months of 1995, resulting in a 19% rate for the third quarter. The effective tax rate was 23% for the first nine months 1994.

Lower anticipated tax credits and higher pre-tax earnings account for the increased rate.

Earnings per share were $0.20 for the quarter and $1.02 for the first nine months compared to 1994 results of $0.15 and $0.86.

Financial Condition
-------------------

Net cash provided from operations was $24.4 million during first nine months of 1995 compared to $22.8 million for the same period in 1994.

During the nine months, accounts receivable increased 17.6%, a higher rate than the increase in sales. This is due in large part to the increase in international sales, which typically take longer to collect. There does not appear to be any increased risk of non-payment of receivables and the collection record remains very good. Total inventories decreased $1.9 million due to increased efforts to improve inventory turns and operating efficiencies.

Capital expenditures for property, plant and equipment were $15.5 million for the first nine months compared to $12.4 million for the first nine months 1994. The company is currently reviewing various alternative capital projects to improve the quality and cost of its alloy strip products.

Total debt decreased by $2.5 million during the first nine months of 1995. Long-term debt at the end of the quarter was 9% of total capital.

Funds being generated by operations plus the available borrowing capacity are believed adequate to support the Company's short-term and long-term capital requirements which include operating requirements, capital expenditures, remediation projects, dividends and small acquisitions. Excess cash, if any, is invested in money market instruments and other high quality investments.

PART II OTHER INFORMATION


Item 1.  Legal Proceedings
--------------------------

                 (a)  Environmental Proceedings
                      -------------------------

                 RECENT DEVELOPMENTS RELATING TO PENDING CLAIMS SINCE THE END OF SECOND QUARTER 1995. On July 26, 1994, the Company received a complaint, service of which was waived on September 29, 1994, in GLIDDEN COMPANY ET AL. V. AMERICAN COLOR AND CHEMICAL ET AL., filed in the United States District Court for the Eastern District of Pennsylvania. This claim was disclosed on the Company's annual report on Form 10-K for the year ended December 31, 1994. The plaintiffs are five companies which, pursuant to orders issued by the United States EPA under CERCLA, have been spending funds to secure, maintain and conduct an investigation of the Berks Landfill in Sinking Springs, Pennsylvania. The plaintiffs are alleged to have had their wastes disposed of at the landfill, which operated from 1950 through October 1, 1986. The 18 defendants consist of former owners or operators of the site and alleged transporters and/or generators of waste disposed of at the site. It is believed that hundreds of other entities disposed of waste at the site during its long period of operation. The plaintiffs seek to recover their past and future costs pursuant to rights of contribution under CERCLA and the Pennsylvania Hazardous Sites Cleanup Act. Plaintiffs allege that, as of September 1994, they had spent $355,000 to secure and maintain the site and that they expected to spend $1.7 million for a remedial investigation/feasibility study and a risk assessment. Such study and risk assessment have been submitted to the United States EPA for its review. Discovery is proceeding.

                 (b)  Beryllium Exposure Claims
                      -------------------------
                 CLAIMS INITIATED SINCE THE END OF SECOND QUARTER 1995.  George
R. Faccio and his wife filed suit against the Company in the Superior Court of Pima County, Arizona on July 26, 1995, for which service of process on the Company on August 3, 1995. This suit has been removed to the U.S. District Court for the District of Arizona. Mr. Faccio claims that, while he was an employee of an electrical construction firm that allegedly performed services on the premises of the Company, he contracted chronic beryllium disease as a result of exposure to beryllium and beryllium-containing products. Mrs. Faccio claims loss of consortium. Mr. and Mrs. Faccio seek compensatory and punitive damages of an unspecified amount. Defense of this case is being conducted by counsel selected by the Company. It is anticipated that such counsel will be retained by the Company's insurance carrier.

                 Robert Gallo and his wife filed suit against the Company in the Common Pleas Court of Berks County, Pennsylvania on August 28, 1995, for which service of process on the Company occurred on August 29, 1995. Mr. Gallo claims that, while he was an employee of a customer of the Company, he contracted chronic beryllium disease as a result of exposure to beryllium and beryllium-containing products. Mrs. Gallo claims deprivation of comfort, companionship, services and assistance of her husband. Mr. Gallo seeks compensatory and punitive damages of an unspecified amount. Mrs. Gallo seeks compensatory damages of an unspecified amount. Defense of this case is being conducted by counsel selected by the Company.

                 Ronald P. Watt and his wife filed suit against the Company in the Common Pleas Court of Cuyahoga County, Ohio on August 7, 1995, for which service of process on the Company occurred on August 10, 1995. Mr. Watt claims that, while he was an employee of the Company, he contracted chronic beryllium disease as a result of exposure to beryllium and beryllium-containing products. Mrs. Watt claims loss of consortium. Mr. and Mrs. Watt each claim compensatory damages in an amount in excess of $25,000 and punitive damages in an amount in excess of $25,000. Defense of this case is being conducted by counsel retained by the Company.

                 Esmeralda Mendoza, on her own behalf and on behalf of the estate of her husband Phillip Mendoza, refiled suit against the Company in the Court of Common Pleas of Ottawa County, Ohio on September 5, 1995. Plaintiffs had filed a notice of dismissal on September 9, 1994 with respect to an earlier suit against the Company. The current complaint alleges that, while he was an employee of the Company, Mr. Mendoza contracted chronic beryllium disease as a result of exposure to beryllium dust. The estate of Mr. Mendoza seeks $500,000 in compensatory damages and $500,000 in punitive damages. Mrs. Mendoza seeks damages for loss of consortium in the amount of $250,000. Defense of this case is being conducted by counsel retained by the Company.

                 The State Compensation Fund filed suit against the Company in the Superior Court of Pima County, Arizona, for which service of process on the Company occurred on August 21, 1995. In August 1994, the Company first notified the State Compensation Fund, a workers' compensation fund, of the filing of employee suits against the Company. The Company requested that the State Compensation Fund defend such suits pursuant to the Company's State Compensation Fund policies. (The employee claims were disclosed in the Company's report on Form 10-K for the year ended December 31, 1994 and the Company's report on Form 10-Q for the quarter ended April 2, 1995.) The State Compensation Fund has denied coverage and defense of such suits, but after discussion, indicated that it would defend some of the employee lawsuits under a reservation of rights. In view of the dispute with respect to defense and indemnity, the State Compensation Fund filed a declaratory judgment action. The State Compensation Fund's complaint seeks a determination that it is not required to defend or indemnify the Company with respect to the employee claims. The Company has filed an answer and counterclaim. Defense of this case is being conducted by counsel retained by the Company.

                 (c)  Asbestos Exposure Claims
                      ------------------------
                 A subsidiary of the Company (the "Subsidiary") is a co-defendant in twenty-four cases making claims for asbestos-induced illness allegedly relating to the former operations of the Subsidiary, then known as The S.K. Wellman Corp. Nineteen of these cases have been reported in prior filings with the S.E.C. The Subsidiary is one of a large number of defendants in each case. The plaintiffs seek compensatory and punitive damages, in most cases of unspecified sums. Each case has been referred to a liability insurance carrier for defense. With respect to those referrals on which a carrier has acted to date, a carrier has accepted the defense of the actions, without admitting or denying liability. Two hundred twenty-five similar cases previously reported have been dismissed or disposed of by pre-trial judgment, one by jury verdict of no liability and ten others by settlement for nominal sums. The Company believes that resolution of the pending cases referred to above will not have a material effect upon the Company.

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

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

        (a)      Exhibits
                 --------

                       11.  Statement re: computation of per share earnings.

                       27.  Financial Data Schedule.

        (b)      Reports on Form 8-K
                 -------------------

                 There have been no reports on Form 8-K during the quarter ended September 29, 1995.

                                   SIGNATURES



        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                   BRUSH WELLMAN INC.


Dated:  November 3, 1995



                                                   /s/ Carl Cramer
                                                   ---------------------------
                                                   Carl Cramer
                                                   Vice President Finance and
                                                   Chief Financial Officer