Form 10-K405
period 1995-12-31
BRUSH WELLMAN INC
filed 1996-03-25
CIK 14957

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    ---------
                                    FORM 10-K

(Mark One)

/X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1995

                                       OR


/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from         to
                               -------    --------

                       Commission file number 1-7006
                               BRUSH WELLMAN INC.
               (Exact name of Registrant as specified in charter)

            OHIO                                           34-0119320
(STATE OR OTHER JURISDICTION OF                            (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                             IDENTIFICATION NO.)

17876 ST. CLAIR AVENUE, CLEVELAND, OHIO                             44110
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

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

       The aggregate market value of Common Stock, par value $1 per share, held by non-affiliates of the registrant (based upon the closing sale price on the New York Stock Exchange) on March 11, 1996 was approximately $287,884,185.

       As of March 11, 1996, there were 15,918,501 shares of Common Stock, par value $1 per share, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

       Portions of the annual report to shareholders for the year ended December 31, 1995 are incorporated by reference into Parts I and II.

       Portions of the proxy statement for the annual meeting of shareholders to be held on May 7, 1996 are incorporated by reference into Part III.

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

               The Company is a fully integrated producer of beryllium, beryllium alloys (primarily copper beryllium), and beryllia ceramic, each of which exhibits its own unique set of properties. The Company holds extensive mineral rights and mines the beryllium bearing ore, bertrandite, in central Utah. Beryllium is extracted from both bertrandite and imported beryl ore. In 1995, 73% of the Company's sales were of products containing the element beryllium (70% in 1994 and 74% in 1993). Beryllium-containing products are sold in competitive markets throughout the world through a direct sales organization and through owned and independent distribution centers. NGK Metals Corporation of Reading, Pennsylvania and NGK Insulators, Ltd. of Nagoya, Japan compete with the Company in the beryllium alloys field. Beryllium alloys also compete with other generally less expensive materials, including phosphor bronze, stainless steel and other specialty copper and nickel alloys. General Ceramics Inc. is a domestic competitor in beryllia ceramic. Other competitive materials include alumina, aluminum nitride and composites. While the Company is the only domestic producer of the metal beryllium, it competes with other fabricators as well as with designs utilizing other materials.

               Sales of other specialty materials, principally metal systems and precious metal products, were 27% of total sales in 1995 (30% in 1994 and 26% in 1993). Precious metal products are produced by Williams Advanced Materials Inc. (hereinafter referred to as "WAM"), a subsidiary of the Company comprised of businesses acquired in 1986, 1989 and 1994. WAM's major product lines include sealing lid assemblies, vapor deposition materials, contact ribbon products for various segments of the semiconductor markets, clad and precious metal preforms, ultra fine wire and restorative dental products. WAM also specializes in precious metal refining and recovery.




-----------
As used in this report, except as the context otherwise requires, the term "Company" means Brush Wellman Inc. and its consolidated subsidiaries, all of which are wholly owned.

               WAM's principal competitors are Semi-Alloys and Johnson Matthey in the sealing lid assembly business and Materials Research Corporation in the vapor deposition materials product line. The products are sold directly from WAM's facilities in Buffalo, New York and Singapore as well as through sales representatives.

               Technical Materials, Inc. (hereinafter referred to as "TMI"), a subsidiary of the Company, produces specialty metal systems, consisting principally of narrow metal strip, such as copper alloys, nickel alloys and stainless steels into which strips of precious metal are inlaid. TMI also offers a number of other narrow metal strip material systems, including electron beam welded dual metal, contour milling and skiving, thick and thin selective solder coatings, selective electroplated products and bonded aluminum strips on nickel-iron alloys for semiconductor leadframes. Divisions of Cookson, Texas Instruments and Metallon are competitors for the sale of inlaid strip. Strip with selective electroplating is a competitive alternative as are other design approaches. The products are sold directly and through sales representatives.

        Sales and Backlog

               The backlog of unshipped orders as of December 31, 1995, 1994 and 1993 was $95,718,000, $95,354,000, and $86,531,000, respectively. Backlog is generally represented by purchase orders that may be terminated under certain conditions. The Company expects that, based on recent experience, substantially all of its backlog of orders at December 31, 1995 will be filled during 1996.

               Sales are made to approximately 6,515 customers. Government sales, principally subcontracts, accounted for about 1.3% of consolidated sales in 1995 as compared to 3.2% in 1994 and 6.1% in 1993. Sales outside the United States, principally to Western Europe, Canada and Japan, accounted for approximately 34% of sales in 1995, 33% in 1994 and 29% in 1993. Financial information as to sales, identifiable assets and profitability by geographic area set forth on page 15 in Note L to the consolidated financial statements in the annual report to shareholders for the year ended December 31, 1995 is incorporated herein by reference.

        Research & Development

               Active research and development programs seek new product compositions and designs as well as process innovations. Expenditures for research and development amounted to $7,814,000 in 1995, $8,754,000 in 1994 and $7,121,000 in 1993. A staff of 48 scientists, engineers and technicians was employed in this effort during 1995. Some research and development projects were externally sponsored and expenditures related to those projects (approximately $36,000 in 1995, $102,000 in 1994 and $80,446 in 1993) are excluded from the above totals.

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

        Employees

               As of December 31, 1995 the Company had 1,856 employees.

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

               Shoemakersville (Reading), Pennsylvania - A 123,000 square foot plant on a ten acre site that produces thin precision strips of beryllium copper and other alloys and beryllium copper rod and wire.

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

               Juab County, Utah - The Company holds extensive mineral rights in Juab County, Utah from which the beryllium bearing ore, bertrandite, is mined by the open pit method. A substantial portion of these rights is held under lease. Ore reserve data set forth on page 18 of this Form 10-K annual report for the year ended December 31, 1995 are incorporated herein by reference.

               Fremont, California - A 16,800 square foot leased facility for the fabrication of precision electron beam welded, brazed and diffusion bonded beryllium structures.

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

               Production capacity is believed to be adequate to fill the Company's backlog of orders and to meet the current level of demand. However, the Company is currently reevaluating production capacity in light of anticipated sales increases from development of new applications for the Company's products and expanding international presence.

ITEM 3.        LEGAL PROCEEDINGS

                  (a)      Environmental Proceedings.

                  In April 1993, the Company learned that the Ohio Environmental Protection Agency (the "Ohio EPA") had referred it to the Ohio Attorney General's Office (the "OAG") for consideration of initiation of enforcement proceedings against the Company with respect to alleged violations of various environmental laws at its facility in Elmore, Ohio. On October 19, 1994, the Court of Common Pleas for Ottawa County, Ohio entered a consent decree resolving alleged violations relating to air emission standards. Negotiations between the OAG and the Company regarding alleged hazardous waste and solid waste violations, including matters discovered during the course of such negotiations, have resulted in a preliminary agreement pursuant to which a consent decree would be entered providing that the Company would pay a total of $227,000 and undertake a specific pollution prevention project in lieu of paying additional penalties. Finalization of the consent decree is awaiting administrative review and approval of an application for a permit modification which is to be part of the consent decree.

                  On or about September 25, 1992, the Company was served with a third-party complaint alleging that the Company, along with 159 other third-party defendants, is jointly and severally liable under the Comprehensive, Environmental, Response Compensation and Liability Act ("CERCLA"), 42 U.S.C. Sections 9607(a) and 9613(b), for response costs incurred in connection with the clean-up of hazardous substances in soil and groundwater at the Douglassville Site (the "Site") located in Berks County, Pennsylvania. United States of America v. Berks Associates Inc. et al. v. Aamco Transmissions et al., United States District Court for the Eastern District of Pennsylvania, Case No. 91-4868. Prior to the commencement of litigation, the Company responded to a request for information from the United States Environmental Protection Agency (the "United States EPA") by denying that it arranged to send any substances to the Site. Although the Company has no documents in its own files relating to the shipment of any waste to the Site, documents maintained by third-party plaintiffs suggest that 8,344 gallons of waste oil from the Company may have been taken there. According to a consultant retained by third-party plaintiffs, approximately 153 million gallons of waste were sent to the Site. The Company denies liability. The Company has been participating in court-ordered settlement proceedings, which have resulted in a de minimis settlement offer by the United States. The Company has accepted the offer and is awaiting notice from the government showing the final settlement calculation.

                  On July 26, 1994, the Company received a complaint, service of which was waived on September 29, 1994, in Glidden Company et al. v. American Color and Chemical et al., No. 94-C-3970, filed in the United States District Court for the Eastern District of Pennsylvania. The plaintiffs are five companies which, pursuant to orders issued by the United States EPA under CERCLA, have been spending funds to secure, maintain and conduct an investigation of the Berks Landfill in Sinking Springs, Pennsylvania. The plaintiffs are alleged to have disposed of wastes at the landfill, which operated from the 1950 through October 1, 1986. The 18 defendants consist of former owners or operators of the site and alleged transporters and/or generators of waste disposed of at the site. It is believed that hundreds of other entities disposed of waste at the site during its long period of operation. The plaintiffs seek to recover their past and future costs pursuant to rights of contribution under CERCLA and the Pennsylvania Hazardous Sites Cleanup Act. Plaintiffs allege that, as of

September 1994, they had spent $355,000 to secure and maintain the site and that they expected to spend $1.7 million for a remedial investigation/feasibility study and a risk assessment. The remedial investigation and risk assessment have been submitted to EPA for its approval. The feasibility study has not yet commenced. Discovery is proceeding pursuant to a case management order entered on June 22, 1995.

                  In 1989, the Company was identified by the United States EPA as a potentially responsible party ("PRP") under CERCLA at the Spectron Site in Elkton, Maryland. To date, the United States EPA has identified approximately 2,000 PRPs with respect to the Spectron Site. The Company resolved a portion of its liability with respect to this Site by entering into Administrative Orders by Consent dated August 21, 1989 and October 1, 1991. Compliance with the terms of these Orders cost approximately $8,480,000, of which the Company's proportionate share was $20,461. On September 29, 1995, the United States EPA sent a "Special Notice for Negotiations for Remedial Investigation/Feasibility Study" to approximately 700 PRPs including the Company. The United States EPA estimates that the final remedy for the Site will cost approximately $45 million. In October 1995, the terms of several proposed de minimis settlement/buyout options designed to resolve all remaining liability with respect to this Site were circulated among a group of PRPs including the Company. The Company indicated its willingness to pursue a complete resolution of its liability with respect to this Site through a de minimis settlement/buyout. No litigation has been initiated by the United States EPA with respect to this matter.

                  (b)      Beryllium Exposure Claims.

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

                  Pending Claims. The Company is currently a defendant in the following product liability actions in which the plaintiffs allege injury resulting from exposure to beryllium and beryllium-containing materials and are claiming recovery based on various legal theories. The Company believes that resolution of these cases will not have a material adverse effect on the Company.

====================================================================================================================================
                                Date Lawsuit
                                ------------
Name of Plaintiff               Instituted           Forum                         Relief Requested
-----------------               ----------           -----                         ----------------
------------------------------------------------------------------------------------------------------------------------------------
Richard Neiman and Spouse       November 1990        Court of Common Pleas,        Damages in excess of $20,000 for personal injury
                                                     Philadelphia County,          and in excess of $20,000 for loss of consortium
                                                     Pennsylvania
------------------------------------------------------------------------------------------------------------------------------------
Geraldine G. Ruffin,            September 1991;      New Jersey Superior Court --  Compensatory and punitive damages of an
individually and as executrix   notice of appeal     Appellate Division            unspecified amount
                                filed by plaintiffs
                                May 1995
------------------------------------------------------------------------------------------------------------------------------------
McKinley Houk                   October 1992         United States District        Compensatory damages of $5 million and punitive
                                                     Court, Eastern District of    damages of $3 million
                                                     Tennessee
------------------------------------------------------------------------------------------------------------------------------------
William Ray Vance and Spouse    October 1992         United States District        Compensatory damages of $3 million for personal
                                                     Court, Eastern District of    injury, $1 million for loss of consortium and
                                                     Tennessee                     combined punitive damages of $5 million
------------------------------------------------------------------------------------------------------------------------------------
David Taggart and Spouse        October 1992         Court of Common Pleas,        Compensatory damages in excess of $25,000
                                                     Chester County, Pennsylvania  each for personal injury and loss of consortium against Williams Advanced Materials, Inc. a
                                                                                   subsidiary of the Company
------------------------------------------------------------------------------------------------------------------------------------
Harry Robbins and Spouse        June 1993            Court of Common Pleas,        Both parties individually seek compensatory
                                                     Montgomery County,            damages in excess of $50,000.  Mr. Robbins also
                                                     Pennsylvania                  seeks punitive damages in excess of $50,000
------------------------------------------------------------------------------------------------------------------------------------
Troy Murphy Morgan, Corky       June 1994            United States District        Aggregate claim, including compensatory and
Dean McCarter and Spouse,                            Court, Eastern District of    punitive damages, in the amount of $19 million
Richard Emory Myers, Sr. and                         Tennessee
Spouse and Kathlene Beatty
------------------------------------------------------------------------------------------------------------------------------------
Larry Roberts and Spouse        December 1994        Superior Court, Orange        Both parties seek compensatory damages of
                                                     County, California            unspecified amounts.  Mr. Roberts also seeks
                                                                                   punitive damages of an unspecified amount
------------------------------------------------------------------------------------------------------------------------------------
George F. Faccio and Spouse     July 1995            United States District        Compensatory and punitive damages of an
                                                     Court, District of Arizona    unspecified amount
------------------------------------------------------------------------------------------------------------------------------------
Robert Gallo and Spouse         August 1995          Court of Common Pleas, Berks  Both parties seek compensatory damages in
                                                     County, Pennsylvania          unspecified amounts.  Mr. Gallo also seeks
                                                                                   punitive damages in an unspecified amount
====================================================================================================================================

Defense for each of the cases identified above is being conducted by counsel selected by the Company and retained, with certain reservations of rights, by the Company's insurance carriers.

                  The Company and certain of its employees are defendants in separate suits filed by nine Company employees and their spouses against the Company and certain Company employees in the Superior Court of Pima County, Arizona. Six of such suits were instituted on June 10, 1994; one was instituted on December 13, 1994; and two were instituted on February 28, 1995. The plaintiffs claim that, during their employment with the Company, they contracted chronic beryllium disease as a result of exposure to beryllium and beryllium-containing products. The plaintiffs seek compensatory and punitive damages of an unspecified amount based on allegations that the Company intentionally misrepresented the potential danger of exposure to beryllium and breached an agreement to pay certain benefits in the event the plaintiffs contracted chronic beryllium disease. Defense of this case is being conducted by counsel retained by the Company. The Company believes that resolution of these cases will not have a material effect on the Company.

                  The State Compensation Fund filed suit against the Company and each of the plaintiff employees discussed above in the Superior Court of Pima County, Arizona, for which service of process on the Company occurred on August 21, 1995. In August 1993, the Company first notified the State Compensation Fund, a workers' compensation fund, of the filing of employee suits. The Company requested that the State Compensation Fund defend such suits pursuant to the Company's State Compensation Fund policies. The State Compensation Fund has denied coverage and defense of such suits, but after discussion, indicated that it would defend some of the employee lawsuits under a reservation of rights. In view of the dispute with respect to defense and indemnity, the State Compensation Fund filed a declaratory judgment action. The State Compensation Fund's complaint seeks a determination that it is not required to defend or indemnify the Company with respect to the employee claims. The Company has filed an answer and counterclaim. Defense of this case is being conducted by counsel retained by the Company.

                  The Company is also a defendant in two cases, filed August 1, 1995 and November 1, 1995, respectively, in the Court of Common Pleas for Cuyahoga County, Ohio. Both cases were brought by current employees of the Company who allege that they contracted chronic beryllium disease as a result of exposure to beryllium or beryllium dust. The complaints include claims by the employees for employer intentional tort, fraud and misrepresentation and claims by family members for loss of consortium. The plaintiffs seek compensatory damages in excess of $25,000 and punitive damages in excess of $25,000. Defense of this case is being conducted by counsel selected by the Company, and retained by the Company in one case and by the Company's insurance carriers, with certain reservation of rights, in the other. A motion to dismiss one of the cases was granted in part and denied in part on January 18, 1996. Plaintiffs then filed an amended complaint, which the Company moved to dismiss. Motions to dismiss the complaints in both cases remain pending. The Company believes that resolution of these cases will not have a material effect on the Company.

                  Recent Developments Relating to Pending Claims.
On March 18, 1996 the United States Magistrate Judge appointed by the
District Court in the HOUK and VANCE cases described in the table above issued a report recommending that the Company's answer in these cases be stricken, that a default judgment be entered against the Company, and that certain facts be taken as established for purposes of these cases. These recommendations resulted from the plaintiffs' motion for sanctions against the Company for alleged failure to fulfill discovery requests and failure to comply with certain Court orders despite the Magistrate Judge's finding that the prior local counsel retained by the Company's insurer had not reported the existence of these orders to the Company. The report also recommended that the Court determine whether disciplinary proceedings should be commenced against such counsel. The Company intends to contest the default recommendation vigorously.

                  Claims Concluded Since the End of Third Quarter 1995. Esmeralda Mendoza, on her own behalf and on behalf of the estate of her husband Phillip Mendoza, filed suit against the Company in the Court of Common Pleas of Ottawa County, Ohio on September 5, 1995. The complaint alleged that, while he was an employee of the Company, Mr. Mendoza contracted chronic beryllium disease as a result of exposure to beryllium dust. The estate of Mr. Mendoza sought $500,000 in compensatory damages and $500,000 in punitive damages. Mrs. Mendoza sought damages for loss of consortium in the amount of $250,000. On October 6, 1995, the Company's motion for summary judgment was granted. The time for appeal has expired.

                  Ernest Needham filed suit against the Company in the Superior Court of Passaic County, New Jersey, for which service of process occurred on December 10, 1992. The complaint alleged that, while he was an employee of a customer of the Company, Mr. Needham contracted chronic beryllium disease as a result of exposure to beryllium-containing products. Mr. Needham sought compensatory damages of an unspecified amount. This case has been settled, and it is expected that the case will be dismissed with prejudice by the court pending final settlement papers.

                  Frances Lutz filed suit against the Company in the Superior Court of Passaic County, New Jersey, on February 24, 1994, for which service of process occurred on March 3, 1994. The complaint alleged that, while she was an employee of a customer of the Company, Ms. Lutz contracted chronic beryllium disease as a result of exposure to beryllium-containing products. Ms. Lutz sought compensatory damages of an unspecified amount. This case has been settled, and it is expected that the case will be dismissed with prejudice by the court pending final settlement papers.

                  (c)      Asbestos Exposure Claims.

                  A subsidiary of the Company (the "Subsidiary") is a co-defendant in twenty-eight cases making claims for asbestos-induced illness allegedly relating to the former operations of the Subsidiary, then known as The S. K. Wellman Corp. twenty-four of these cases have been reported in prior filings with the S.E.C. In all but a small portion of these cases, the Subsidiary is one of a large number of defendants in each case. The plaintiffs seek compensatory and punitive damages, in most cases of unspecified sums. Each case has been referred to a liability insurance carrier for defense. With respect to those referrals on which a carrier has acted to date, a carrier has accepted the defense of the actions, without admitting or denying liability. Two hundred twenty-five similar cases previously reported have been dismissed or disposed of by pre-trial judgment, one by jury verdict of no liability and ten others by settlement for nominal sums. The Company believes that resolution of the pending cases referred to above will not have a material effect upon the Company.

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

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               Not Applicable.

Executive Officers of the Registrant

               The following table provides information as to the executive officers of the Company.

   Name                       Age              Positions and Offices
   ----                       ---              ---------------------
Gordon D. Harnett             53            Chairman of the Board, President, Chief Executive Officer
                                            and Director

Michael D.  Anderson          44            Vice President Beryllium Products

Carl Cramer                   47            Vice President Finance, Chief Financial Officer

Stephen Freeman               49            Vice President Alloy Products

Craig B. Harlan               58            Vice President International - Europe

Alfonso T. Lubrano            46            President - Technical Materials, Inc.

Snowden A. Moyer              55            Director Ceramic Operations

John J. Paschall              58            President - Williams Advanced Materials Inc.

Robert H. Rozek               61            Senior Vice President International

Andrew J. Sandor              56            Vice President Alloy Technology

Daniel A. Skoch               46            Vice President Administration and Human Resources

               Mr. Harnett was elected Chairman of the Board, President, Chief Executive Officer and Director of the Company effective January 22, 1991. He had served as a Senior Vice President of The B. F. Goodrich Company from November, 1988.

               Mr. Anderson was elected Vice President Beryllium Products effective March 5, 1996. He was promoted to executive officer status effective December 5, 1995. He had served as Director Sales and Marketing-Beryllium Products since November, 1994, Director of Marketing-Ceramics since February, 1994 and Director of Marketing since April, 1989.

               Mr. Cramer was elected Vice President - Finance and Chief Financial Officer in December 1994. Prior to that, he served as President of U.S. Operations and Director for the Americas and Australasia for the Swedish multinational, Esselte Meto.

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

               Mr. Lubrano was promoted to executive officer status of Brush Wellman Inc. effective December 5, 1995. He was elected President - Technical Materials, Inc. effective Apirl, 1995 and Vice President and General Manager effective March, 1992. Prior to that, he served as Vice President and Business Director of Engelhard Corporation from 1987.

               Mr. Moyer was promoted to executive officer status effective December 5, 1995. He was elected Director Ceramic Operations effective June, 1990.

               Mr. Paschall was promoted to executive officer status of Brush Wellman Inc. effective December 5, 1995. He was elected President - Williams Advanced Materials Inc. effective November, 1991. He had served as Vice President Operations - Williams Advanced Materials Inc. since April, 1989.

               Mr. Rozek was elected Senior Vice President International effective March 5, 1996. He had served as Senior Vice President International and Beryllium Products since March 7, 1995. Prior to that, he has served as Vice President International effective October 1991 and Vice President Corporate Development effective February 27, 1990.

               Mr. Sandor was elected Vice President Alloy Technology effective March 5, 1996. He had served as Vice President Operations since October 1991. He had served as Senior Vice President since September 1989.

               Mr. Skoch was elected Vice President Administration and Human Resources effective March 5, 1996. He had served as Vice President Human Resources since July, 1991. Prior to that he was Corporate Director - Personnel.

                                     PART II

ITEM 5.        MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
               STOCKHOLDER MATTERS

               The Company's Common Stock is traded on the New York Stock Exchange. As of March 11, 1996, there were 2,308 shareholders of record. Information as to stock price and dividends declared set forth on page 16 in Note M to the consolidated financial statements in the annual report to shareholders for the year ended December 31, 1995 is incorporated herein by reference. The Company's ability to pay dividends is generally unrestricted, except that it is obligated to maintain a specified level of tangible net worth pursuant to an existing credit facility.

ITEM 6.        SELECTED FINANCIAL DATA

               Selected Financial Data on pages 22 and 23 of the annual report to shareholders for the year ended December 31, 1995 is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

1995 to 1994 Comparison

Worldwide sales in 1995 were a record $370 million compared to $346 million in 1994. All product lines, except precious metals, increased over the prior year with beryllium alloys and specialty metal systems increasing significantly.

Sales of beryllium alloy products increased in both the domestic and international markets. The focused marketing efforts -- teams dedicated towards particular markets and/or end use applications -- helped support the domestic growth. Successful examples of these efforts include the continued penetration into the automotive electronics market and a significant increase in shipments of products used in aircraft bearings and bushings. Telecommunications and computers also remain important markets for beryllium alloys as do appliances, especially in Europe. Favorable economic conditions in portions of western Europe, particularly in the first half of the year, helped fuel an addition in sales there. Sales in Asia grew as a result of increased market share and development of new applications. The sales trend in general for beryllium alloy strip products is for customers to move toward the lower price alloys such as the Company's Alloy 174. The sales increase in 1995 over 1994 was also due, in part, to favorable foreign currency exchange rates and the pass-through effect of higher commodity costs, particularly copper.

Beryllium sales increased slightly in 1995 over 1994, but were still somewhat lower than in the recent years prior to 1994. A large portion of beryllium sales continues to be for defense/aerospace applications and 1995 sales were enhanced by shipments for defense programs in Europe and growth in new domestic defense applications in avionics. The two targets for growth are new defense/aerospace systems, particularly upgrades of current defense systems, and commercial applications. Research and development, marketing and manufacturing efforts have now been re-deployed to concentrate on specific applications in these and related markets.

The Company filed a petition before the U.S. Department of Commerce, International Trade Administration and the U.S. International Trade Commission on March 14, 1996 requesting the imposition of antidumping duties on imports of beryllium metal from Kazakhstan. The Company believes that beryllium from Kazakhstan was dumped in the United States, and that, as a consequence, the Company has lost substantial domestic sales to the principal Kazakhstan manufacturer of beryllium metal, the Ulba Metallurgical Complex (also known as the Ulbinsky Metal factory) in Ust Kamenogorsk, Kazakhstan which directly competes with the Company in beryllium sales.

Ceramic sales grew in 1995 as compared to 1994. The increase is primarily a result of the continued development of products utilizing the direct bond copper technology. These sales were not profitable due to new process development and other start-up costs. Equipment designed to increase efficiencies was installed late in the year.

Sales of specialty metal systems increased in 1995 over 1994. Most products experienced gains in 1995 with CERDIP sales increasing significantly. Sales improved as a result of developing new product applications, increasing market share and continued expansion into the international markets. Major applications for these products continue to be automotive electronics and telecommunications.

Precious metal sales declined significantly in 1995 as compared to 1994. Frame lid assembly sales were reduced due to a customer's re-design of a major microprocessor application. The re-design had been anticipated by management and resources have been directed towards developing alternative products and markets. Sales of vapor deposition targets, which service the CD-ROM, specialty coatings, telecommunications and semiconductor fabrication markets, continue to increase. A small acquisition in late 1994 gave the Company access to the ultra-fine wire market. These sales were minor in 1995, but are anticipated to grow.

International operations consist of distribution centers in Germany, England and Japan, primarily for alloy products, a marketing office in Singapore and a small precious metal finishing facility in Singapore. Sales by these operations totaled $91 million in 1995 compared to $84 million in 1994. As previously noted, sales of beryllium alloy increased while sales of frame lid assemblies from Singapore declined. Sales by the international operations are predominantly in their respective local currencies with the balance in U.S. dollars. Direct export sales to unaffiliated customers totaled $36 million in 1995 and $31 million in 1994. The majority of these sales are to Canada and western Europe. U.S. exports are all denominated in dollars.

As outlined in Note F to the Consolidated Financial Statements, the Company has a foreign currency hedge program to protect against adverse currency movements. Should the dollar strengthen significantly, the decrease in value of foreign currency transactions will be partially offset by gains on the hedge contracts. As of December 31, 1995, outstanding hedge contracts totaled $24.8 million compared to $18.2 million at December 31, 1994.

Gross margin was 27.3% in 1995 as compared to 26.6% in 1994. The increase in international sales, which generally carry higher margins, contributed to this improvement as did the favorable exchange rates. The direct bond copper start-up costs and a shift in the remaining frame lid assembly business to smaller and costlier pieces offset a portion of this increase. Certain manufacturing expenses, including maintenance at the Elmore, Ohio facility, were higher in 1995 than 1994. Commercial applications of beryllium, particularly those products containing AlBeMet(R), also have lower margins than traditional defense applications, although restructuring efforts have reduced certain overhead costs. The pass-through effect of higher commodity costs in beryllium alloy sales reduced the margin percent while having no bearing on the actual margin measured in dollars.

Selling, administrative and general expenses were $62.7 million (17.0% of sales) in 1995 compared to $55.5 million (16.0% of sales) in 1994. Most expense categories were higher. Causes of the increases include the alloy products re-design effort and start-up costs associated with the Singapore subsidiary established to provide marketing support in South Asia. Portions of these expenses should be lower in future periods. Distribution and other sales-related expenses grew due to higher volumes of beryllium alloy products. The exchange rate effect on the international operations' expenses was also unfavorable.

Research and development (R&D) expenses were $7.8 million in 1995 compared to $8.8 million in 1994. The decrease was due to focusing beryllium products' research efforts on selected key applications. R&D expenses supporting all other products either increased or were flat with the prior year. The R&D efforts for new process and product development are coordinated with the Company's overall marketing strategies and growth plans.

Other-net expense was $1.3 million in 1995 and $2.6 million in 1994. This category included such expenses as amortization of intangible assets and other non-operating items. The decrease in net expense was due, in part, to an increase in foreign currency exchange gains in 1995.

Interest expense fell to $1.7 million in 1995 from $2.1 million in 1994 due to a lower average level of debt outstanding and an increase in capitalized interest associated with active capital expenditure projects.

Income before income taxes rose to $27.4 million in 1995 from $23.0 million in 1994. Higher sales and the resulting gross margin, along with a favorable foreign currency effect, combined to improve earnings. This improvement was partially offset by the increase in selling, general and administrative expenses.

In 1995, an effective tax rate of 24.6% of pre-tax earnings was employed compared to 19.4% of pre-tax earnings in 1994. Higher domestic and foreign pre-tax earnings account for the increase. The 1995 effective rate is still well below the statutory rate as detailed in Note H to the Consolidated Financial Statements.

Comparative earnings per share were $1.26 in 1995 and $1.14 in 1994.

1994 to 1993 Comparison

Worldwide sales in 1994 were $346 million compared to $295 million in 1993. The product lines of beryllium alloys, specialty metal systems and precious metal products achieved significant sales increases in 1994. Sales also increased in the ceramics product line while beryllium product line sales had a significant reduction in 1994 as compared to 1993.

The significant sales growth in beryllium alloys was achieved in both domestic and international markets. The principal markets driving the increase were automotive electronics, computers, telecommunications and appliances. Most beryllium alloy products experienced gains in 1994 as compared to 1993. Beryllium alloys were supported by a strong U.S. economy, continued economic growth in Asia and improving conditions in Europe. While the favorable economic background was a plus, the key to the added volume was a focused marketing effort. This effort was a combination of the marketing, sales, technical, quality and operating groups working as a team to provide quality, cost-competitive products on a timely basis. This was best seen in the expanding use of the Company's Alloy 174 strip in automotive electronics on a growing list of car platforms and global demand for the Company's products in undersea cable components. Also, in the steel industry, Phase 3HP Mold Plate underwent field trials at two slab casters during 1994 with performance results exceeding expectations in all respects.

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

Specialty metal systems saw major gains in 1994 as compared to 1993. During 1994, this product line was able to maintain the momentum of programs initiated in prior years. The additional sales resulted primarily from a combination of successfully executing marketing strategies, enlarging market share and new product applications. The improved economy also contributed to growth.

Sales of precious metal products also increased significantly in 1994 over 1993. Continued high demand and increased market share for frame lid assemblies from semiconductor manufacturers, along with increasing vapor deposition target sales, accounted for most of the improved volume. A substantial portion of the increase came from frame lid assembly sales in Asia through the Singapore facility. To further enhance this product line, the Company purchased the assets of Hydrostatics Inc., a small manufacturer of precious metal ultra-fine wire produced using an innovative technology in October 1994. This product fills an identified need to support markets in the semiconductor and hybrid microelectronics industries.

Total international sales were $115 million in 1994 and $86 million in 1993. Sales from foreign operations were $84 million in 1994 compared to $51 million in 1993, while direct exports totaled $31 million in 1994 and $35 million in 1993. The 1994 increase was primarily from beryllium alloys and the previously mentioned frame lid assemblies fabricated in Singapore. This increase occurred even though delivery of disk drive components ceased in 1994. Although much of the beryllium alloy sales increase was in Europe and Asia, growth was also seen in other parts of the world.

Gross margin (sales less cost of sales) was 26.6% in 1994 and 22.9% in 1993. In 1994, a provision of $2 million was reserved for downsizing the Fremont, California facility and a provision of $0.6 million was made to transfer direct bond copper production from the Syracuse, New York facility to the Newburyport, Massachusetts plant. Without these charges, gross margin would have been 27.2%. Higher sales and production volumes of beryllium alloys account for much of the improvement. The beryllium alloy product line experienced lower unit costs from the higher throughput and benefited from manufacturing improvements, especially in strip products. In the beryllium product line, margins recovered in 1994 from 1993. However, the major reason for improvement in the beryllium product line was that 1994 did not experience the negative impact of manufacturing problems with the AlBeMet(R) disk drive component that occurred in 1993.

Selling, administrative and general expenses in 1994 were $55.5 million (16.0% of sales) compared to $47.8 million (16.2% of sales) in 1993. The increase was across all expense categories and includes an increased accrual for incentive compensation. A portion of the increase in administrative costs relate to an alloy business process redesign effort. A group of employees and consultants have been charged with reviewing and analyzing specific activities in the Company to find opportunities for improvement.

Research and development (R&D) expenses of $8.8 million in 1994 exceeded the $7.1 million spent in 1993 by more than 20%. The addition was primarily in the beryllium and ceramic product lines where efforts centered on new product development. The beryllium alloy product line also saw an increase as efforts were directed at both product development and process technology enhancements.

Interest expense was $2.1 million in 1994 and $3.0 million in 1993. All amounts are net of interest capitalized on active construction and mine development projects. Lower average debt reduced interest costs in 1994.

Other-net expense was $2.6 million in 1994 and $2.2 million in 1993. Included in both years were the postretirement benefit costs pursuant to Statement of Financial Accounting Standard (FAS) 106 for a divested operation. In 1993, the Company made an adjustment to the FAS 106 demographic assumptions for the divested operation, which resulted in a reduction of the liability and increased income by $1.3 million. Concurrently, the carrying value of a building from the divested operation was reduced by $0.9 million.

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

Comparative earnings per share were $1.14 in 1994 and $0.40 in 1993.

FINANCIAL POSITION
CAPITAL RESOURCES AND LIQUIDITY

Cash flow from operating activities totaled $39.6 million in 1995. Cash balances increased $9.1 million and total debt increased $0.6 million. Accounts receivable were essentially unchanged from year-end 1994. FIFO inventories increased $3.4 million, primarily due to higher copper and nickel costs and an increase in international inventories corresponding to higher sales. The LIFO reserve, however, increased $4.3 million resulting in a net decrease of $0.9 million in the LIFO inventory value.

Capital expenditures for property, plant and equipment amounted to $24.2 million in 1995. Major expenditures included a new rod mill for the Elmore, Ohio facility that is scheduled to be completed in mid-1996 and a plating line and a stretch bend leveler for the Lincoln, Rhode Island facility. There were also several environmental remediation projects that were capitalized at the Elmore, Ohio and Delta, Utah plant sites. Management is currently studying plans for modernizing portions of the alloy strip manufacturing process in order to reduce costs, improve quality and add capacity in selected areas. Capital expenditures are anticipated to increase in 1996.

During the fourth quarter 1995, the Company initiated a program to re-purchase up to one million shares of its Common Stock. Approximately 165,000 shares at a cost of $2.8 million were re-purchased under this program as of December 31, 1995, with the balance anticipated to be re-purchased during 1996. The average number of shares outstanding increased in 1995 over 1994 due to an increase in the number of previously issued stock options included in the diluted outstanding share calculation as a result of a higher share price. Dividends paid on outstanding shares totaled $5.5 million.

Short-term debt at December 31, 1995 was $22.8 million, including $1.5 million of the current portion of long-term debt. The $21.3 million balance is denominated principally in gold and foreign currencies to provide hedges against current assets so denominated. Credit lines amounting to $71.5 million are available for additional borrowing. The domestic and foreign lines are uncommitted, unsecured and renewed annually. The precious metal facility is committed, secured and renewed annually.

Long-term debt was $17.0 or 8% of total capital at December 31, 1995. Long-term financial resources available to the Company include $60 million of medium-term notes and $50 million under a revolving credit agreement.

Funds being generated from operations plus the available borrowing capacity are believed adequate to support operating requirements, capital expenditures, remediation projects, dividends and small acquisitions. Excess cash, if any, is invested in money market instruments and other high quality investments.

Cash flow from operating activities in 1994 was $35.2 million. During 1994, cash balances increased $12.7 million while total debt decreased $1.1 million. Capital expenditures totaled $17.2 million and dividends paid were $3.7 million. Long-term debt of $18.5 million was 9% of total capital at December 31, 1994.

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

                                             1995          1994          1993          1992          1991
                                             ----          ----          ----          ----          ----
Proven bertrandite ore reserves at
  year end (thousands of dry tons)          6,927         6,747         6,786         6,787         6,855
Grade % beryllium                           0.249%        0.251%        0.251%        0.251%        0.251%

Probable bertrandite ore reserves at
 year-end (thousands of dry tons)           7,346         7,559         7,594         7,482         7,215
Grade % beryllium                           0.281%        0.279%        0.279%        0.281%        0.284%
Bertrandite ore processed (thousands
  of dry tons, diluted)                        96            79            92            91            80
Grade % beryllium, diluted                  0.232%        0.240%        0.232%        0.234%        0.237%

INFLATION AND CHANGING PRICES

The prices of major raw materials, such as copper, nickel and gold, purchased by the Company increased during 1995. Such changes in costs are generally reflected in selling price adjustments. The prices of labor and other factors of production generally increase with inflation. Additions to capacity, while more expensive over time, usually result in greater productivity or improved yields. However, market factors, alternative materials and competitive pricing have affected the Company's ability to offset wage and benefit increases. The Company employs the last-in, first-out (LIFO) inventory valuation method domestically to more closely match current costs with revenues.

ENVIRONMENTAL MATTERS

As indicated in Note K to the Consolidated Financial Statements, the Company maintains an active program of environmental compliance. For projects involving remediation, estimates of the probable costs are made and the Company has set aside a reserve of $3.3 million at December 31, 1995 ($3.8 million at December 31, 1994). This reserve covers existing and currently foreseen projects.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  The report of independent auditors and the following consolidated financial statements of the Company included in the annual report to shareholders for the year ended December 31, 1995 are incorporated herein by reference:

         Consolidated Balance Sheets - December 31, 1995 and 1994.

         Consolidated Statements of Income - Years ended December 31, 1995, 1994 and 1993.

         Consolidated Statements of Shareholders' Equity - Years ended December 31, 1995, 1994 and 1993.

         Consolidated Statements of Cash Flows - Years ended December 31, 1995, 1994 and 1993.

         Notes to Consolidated Financial Statements.

         Report of Independent Auditors.

Quarterly Data on page 16 of the annual report to shareholders for the years ended December 31, 1995 and December 31, 1994 is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  None

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                  The information under Election of Directors on pages 2 through 5 of the Proxy Statement dated March 18, 1996 is incorporated herein by reference. Information with respect to Executive Officers of the Company is set forth earlier on pages 10 and 11 of this Form 10-K annual report.

ITEM 11.          EXECUTIVE COMPENSATION

                  The information under Executive Officer Compensation on pages 8 through 13 of the Proxy Statement dated March 18, 1996 is incorporated herein by reference.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

                  The information under Common Stock Ownership of Certain Beneficial Owners, Directors and Management on pages 6 and 7 of the Proxy Statement dated March 18, 1996 is incorporated herein by reference.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                  The information under Related Party Transactions on page 17 of the Proxy Statement dated March 18, 1996 is incorporated herein by reference.

                                     PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON
                  FORM 8-K

                  (a)  1.  Financial Statements and Supplemental Information

                           Included in Part II of this Form 10-K annual report by reference to the annual report to shareholders for the year ended December 31, 1995 are the following consolidated financial statements:

                           Consolidated Balance Sheets - December 31, 1995 and 1994.

                           Consolidated Statements of Income - Years ended December 31, 1995, 1994 and 1993.

                           Consolidated Statements of Shareholders' Equity - Years ended December 31, 1995, 1994 and 1993.

                           Consolidated Statements of Cash Flows - Years ended December 31, 1995, 1994 and 1993.

                           Notes to Consolidated Financial Statements.

                           Report of Independent Auditors.

                  (a)  2.  Financial Statement Schedules

                           The following consolidated financial information for the years 1995, 1994 and 1993 is submitted herewith:

                           Schedule II - Valuation and qualifying accounts.

                           All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                  (a)  3.  Exhibits

                       (3a) Articles of Incorporation of the Company as amended February 28, 1989 (filed as Exhibit 3a to the Company's Form 10-K Annual Report for the year ended December 31, 1994), incorporated herein by reference.

                       (3b) Regulations of the Company as amended April 27, 1993 (filed as Exhibit 3b to the Company's Form 10-K Annual Report for the year ended December 31,
                              1994), incorporated herein by reference.

                       (4a) Credit Agreement dated as of December 13, 1994 between the Company and National City Bank acting for itself and as agent for three other banking institutions (filed as Exhibit 4a to the Company's Form 10-K Annual Report for the year ended December 31, 1994), incorporated herein by reference.

                       (4b) Rights Agreement between the Company and Society National Bank (formerly Ameritrust Company National Association) as amended February 28, 1989 (filed as Exhibit 4b to the Company's Form 10-K Annual Report for the year ended December 31,
                              1994), incorporated herein by reference.

                       (4c) Issuing and Paying Agency Agreement dated as of February 1, 1990, including a specimen form of a medium term note issued thereunder, between the Company and First Trust N.A. (formerly with Morgan Guaranty Trust Company of New York) (filed as
                              Exhibit 4c to the Company's Form 10-K Annual
                              Report for the year ended December 31, 1994), incorporated herein by reference.

                       (4d) Pursuant to Regulation S-K, Item 601 (b)(4), the Company agrees to furnish to the Commission, upon its request, a copy of the instruments defining the rights of holders of long-term debt of the Company that are not being filed with this report.

                       (10a)* Employment Agreement entered into by the Company
                              and Mr. Gordon D. Harnett on March 20, 1991.

                       (10b)* Form of Employment Agreement entered into by the
                              Company and Messrs. Brophy, Hanes, Harlan, Rozek and Sandor on February 20, 1989 (filed as Exhibit 10b to the Company's Form 10-K Annual Report for the year ended December 31, 1994), incorporated herein by reference.



* Reflects management contract or other compensatory arrangement required to be filed as an Exhibit pursuant to Item 14(c) of this Report.

                       (10c)* Form of Amendment to the Employment Agreement
                              (dated February 20, 1989) entered into by the Company and Messrs. Brophy, Hanes, Harlan, Rozek and Sandor dated February 28, 1991.

                       (10d)* Form of Employment Agreement entered into by the
                              Company and Mr. Daniel A. Skoch on January 28, 1992, Mr. Stephen Freeman dated August 3, 1993, and Mr. Carl Cramer dated December 6, 1994 (filed as Exhibit 10d to the Company's Form 10-K Annual Report for the year ended December 31, 1991), incorporated herein by reference.

                       (10e)* Form of Trust Agreement between the Company and
                              Key Trust Company of Ohio, N.A. (formerly
                              Ameritrust Company National Association) on behalf of Messrs. Brophy, Hanes, Harlan, Rozek and Sandor dated February 20, 1989, Mr. Harnett dated March 20, 1991 and Mr. Skoch dated January 28, 1992, Mr. Freeman dated August 3, 1993, and Mr. Cramer dated December 6, 1994 (filed as Exhibit 10e to the Company's Form 10-K Annual Report for the year ended December 31, 1994), incorporated herein by reference.

                       (10f) Form of Indemnification Agreement entered into by the Company and Mr. G. D. Harnett on March 20, 1991 (filed as Exhibit 10f to the Company's Form 10-K Annual Report for the year ended December 31,
                              1994), incorporated herein by reference.

                       (10g) Form of Indemnification Agreement entered into by the Company and Messrs. J. H. Brophy, A. J. Sandor, C. B. Harlan, H. D. Hanes, and R. H. Rozek on June 27, 1989, Mr. D. A. Skoch on January 28, 1992, Mr. S. Freeman dated August 3, 1993, Mr. C. Cramer on December 6, 1994 and Messrs. M. D. Anderson, A. T. Lubrano, S. A. Moyer and J. J. Paschall on January 19, 1996 (filed as Exhibit 10g to the Company's Form 10-K Annual Report for the year ended December 31, 1994), incorporated herein by reference.

                       (10h) Form of Indemnification Agreement entered into by the Company and Messrs. C. F. Brush III, F. B. Carr, W. P. Madar, G. C. McDonough, R. M. McInnes,
                              H. G.Piper and J. Sherwin Jr. on June 27, 1989, Mr. A. C. Bersticker on April 27, 1993 and Mr. D.
                              L. Burner on May 2, 1995 (filed as Exhibit 10h to the Company's Form 10-K Annual Report for the year ended December 31, 1994), incorporated here by reference.


* Reflects management contract or other compensatory arrangement required to be filed as an Exhibit pursuant to Item 14(c) of this Report.

                       (10i)* Directors' Retirement Plan as amended January 26,
                              1993 (filed as Exhibit 10i to the Company's Form 10-K Annual Report for the year ended December 31, 1992), incorporated herein by reference.

                       (10j)* Deferred Compensation Plan for Nonemployee
                              Directors effective January 1, 1992 (filed as
                              Exhibit I to the Company's Proxy Statement dated March 6, 1992, Commission File No. 1-7006), incorporated herein by reference.

                       (10k)* Form of Trust Agreement between the Company and
                              National City Bank dated January 1, 1992 on behalf of Nonemployee Directors of the Company (filed as Exhibit 10k to the Company's Form 10-K Annual Report for the year ended December 31, 1992), incorporated herein by reference.

                       (10l)* Incentive Compensation Plan adopted December 16,
                              1991, effective January 1, 1992 (filed as Exhibit 10l to the Company's Form 10-K Annual Report for the year ended December 31, 1991), incorporated herein by reference.

                       (10m)* Supplemental Retirement Plan as amended and
                              restated December 1, 1992 (filed as Exhibit 10n to the Company's Form 10-K Annual Report for the year ended December 31, 1992), incorporated herein by reference.

                       (10n)* Amendment Number 3, adopted February 8, 1995, to
                              Supplemental Retirement Benefit Plan as amended and restated December 1, 1992 (filed as Exhibit 10o to the Company's Form 10-K Annual Report for the year ended December 31, 1994), incorporated herein by reference.

                       (10o)* Amendment Number 2, adopted January 1, 1996, to
                              Supplemental Retirement Benefit Plan as amended and restated December 1, 1992.

                       (10p)* Form of Trust Agreement between the Company and
                              Key Trust Company of Ohio, N.A. (formerly Society National Bank) dated January 8, 1993 pursuant to the December 1, 1992 amended Supplemental Retirement Benefit Plan (filed as Exhibit 10p to the Company's Form 10-K Annual Report for the year ended December 31, 1992), incorporated herein by reference.

* Reflects management contract or other compensatory arrangement required to be filed as an Exhibit pursuant to Item 14(c) of this Report.

                       (10q)* 1979 Stock Option Plan, as amended pursuant to
                              approval of shareholders on April 21, 1982 (filed as Exhibit 15A to Post-Effective Amendment No. 3 to Registration Statement No. 2-64080), incorporated herein by reference.

                       (10r)* 1984 Stock Option Plan as amended by the Board of
                              Directors on April 18, 1984 and February 24, 1987 (filed as Exhibit 4.4 to Registration Statement No. 33-28605), incorporated herein by reference.

                       (10s)* 1989 Stock Option Plan (filed as Exhibit 4.5 to
                              Registration Statement No. 33-28605), incorporated herein by reference.

                       (10t)* 1990 Stock Option Plan for Nonemployee Directors
                              (filed as Exhibit 4.6 to Registration Statement No. 33-35979), incorporated herein by reference.

                       (10u)* 1995 Stock Incentive Plan (filed as Exhibit A to
                              the Company's Proxy Statement dated March 13, 1995, Commission File No. 1-7006), incorporated herein by reference.

                       (11) Statement re: calculation of per share earnings for the years ended December 31, 1995, 1994 and 1993.

                       (13) Portions of the Annual Report to shareholders for the year ended December 31, 1995.

                       (21)   Subsidiaries of the registrant.

                       (23)   Consent of Ernst & Young LLP.

                       (24)   Power of Attorney.

                       (27)   Financial Data Schedule.

                       (99) Form 11-K Annual Report for the Brush Wellman Inc. Savings and Investment Plan for the year ended December 31, 1995.

                  (b)  Reports on Form 8-K

                       There were no reports on Form 8-K filed during the fourth quarter of the year ended December 31, 1995.

* Reflects management contract or other compensatory arrangement required to be filed as an Exhibit pursuant to Item 14(c) of this Report.

                                   SIGNATURES

                 Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
March 21, 1996

BRUSH WELLMAN INC.

By: /s/ Gordon D. Harnett                          By: /s/ Carl Cramer
    --------------------                              -----------------
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

GORDON D. HARNETT*                        Chairman of the Board,
------------------------------            President, Chief Executive
Gordon D. Harnett                         Officer and Director                               March 21, 1996
                                          (Principal Executive Officer)

CARL CRAMER                               Vice President and Chief                           March 21, 1996
------------------------------            Financial Officer
Carl Cramer

ALBERT C. BERSTICKER*                     Director                                           March 21, 1996
------------------------------
Albert C. Bersticker

CHARLES F. BRUSH, III*                    Director                                           March 21, 1996
------------------------------
Charles F. Brush, III

DAVID L. BURNER*                          Director                                           March 21, 1996
------------------------------
David L. Burner

FRANK B. CARR*                            Director                                           March 21, 1996
------------------------------
Frank B. Carr

WILLIAM P. MADAR*                         Director                                           March 21, 1996
------------------------------
William P. Madar

GERALD C. McDONOUGH*                      Director                                           March 21, 1996
------------------------------
Gerald C. McDonough

ROBERT M. McINNES*                        Director                                           March 21, 1996
------------------------------
Robert M. McInnes

HENRY G. PIPER*                           Director                                           March 21, 1996
------------------------------
Henry G. Piper

JOHN SHERWIN, JR.*                        Director                                           March 21, 1996
------------------------------
John Sherwin, Jr.

                 *The undersigned, by signing his name hereto, does sign and execute this report on behalf of each of the above-named officers and directors of Brush Wellman Inc., pursuant to Powers of Attorney executed by each such officer and director filed with the Securities and Exchange Commission.

By: /s/ Carl Cramer
    --------------
    Carl Cramer
    Attorney-in-Fact                                             March 21, 1996

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                       BRUSH WELLMAN INC. AND SUBSIDIARIES


                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


---------------------------------------------------------------------------------------------------------------------------------
                     COL. A            COL. B                       COL. C                         COL. D              COL. E
---------------------------------------------------------------------------------------------------------------------------------
                                                                   ADDITIONS
                                                      -------------------------------------
                   DESCRIPTION  BALANCE AT BEGINNING         (1)                (2)          DEDUCTIONS--DESCRIBE  BALANCE AT END
                                      OF PERIOD       CHARGED TO COSTS    CHARGED TO OTHER                           OF PERIOD
                                                        AND EXPENSES     ACCOUNTS--DESCRIBE
---------------------------------------------------------------------------------------------------------------------------------
Year ended December 31, 1995
Deducted from assets accounts:
   Allowance for doubtful
      accounts receivable                 $1,036,797        $  203,213       $        0            $  225,306 (A)      $1,014,704
   Inventory reserves and
      obsolescence                        $1,466,039        $1,590,856       $        0            $1,456,895 (C)      $1,600,000

Year ended December 31, 1994
Deducted from assets accounts:
   Allowance for doubtful
      accounts receivable                 $  904,913        $  254,042       $        0            $  122,158 (A)      $1,036,797
   Inventory reserves and
      obsolescence                        $3,187,135        $        0       $        0            $1,721,096 (C)      $1,466,039
   Allowance for deferred tax
      assets                              $1,540,000        $        0       $        0            $1,540,000 (D)      $        0

Year ended December 31, 1993
Deducted from assets accounts:
   Allowance for doubtful
      accounts receivable                 $  781,389        $  234,392       $        0            $  110,868 (A)      $  904,913
   Inventory reserves and
      obsolescence                        $        0        $3,187,135       $        0            $        0          $3,187,135
   Allowance for deferred tax
      assets                              $        0        $        0       $1,540,000 (B)        $        0          $1,540,000



Note A - Bad debts written off.

Note B - The Company adopted SFAS No. 109, "Accounting for Income Taxes," effective January 1, 1993. Under Statement 109, a deferred tax assets of $1,540,000 was recorded for net operating loss carryforwards. Since it was unknown as to whether the deferred tax assets would be utilized, a valuation allowance was recorded to offset the asset.

Note C - Inventory written off.

Note D - Net operating loss carryforwards utilized or expired.