Form 10-Q
period 1996-03-29
BRUSH WELLMAN INC
filed 1996-05-08
CIK 14957

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   _________

                                   FORM 10-Q

(Mark One)

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 1996

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

Yes [ X ]  No [   ]

     As of April 30, 1996 there were 15,872,193 shares of Common Stock, par value $1 per share, outstanding.

                          PART I FINANCIAL INFORMATION

                      BRUSH WELLMAN INC. AND SUBSIDIARIES


ITEM 1. FINANCIAL STATEMENTS
- ----------------------------

The consolidated financial statements of Brush Wellman Inc. and its subsidiaries for the quarter ended March 29, 1996 are as follows:

       Consolidated Statements of Income -
            Three months ended March 29, 1996 and April 2, 1995

       Consolidated Balance Sheets -
            March 29, 1996 and December 31, 1995

       Consolidated Statements of Cash Flows -
            Three months ended March 29, 1996 and April 2, 1995

       Notes to consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                                                                  First Quarter Ended
                                                                           March 29,               April 2,
(Dollars in thousands except share and per share amounts)                    1996                    1995
- -----------------------------------------------------------------------------------------------------------
Net sales                                                                  $93,801                 $98,912
     Cost of sales                                                          69,008                  71,540
                                                                           -------                 -------
Gross Profit                                                                24,793                  27,372
     Selling, administrative
      and general expenses                                                  15,480                  15,507
     Research and development
      expenses                                                               1,798                   1,821
     Other-net                                                                (125)                    297
                                                                          --------                 -------
Operating Profit                                                             7,640                   9,747
     Interest expense                                                          286                     512
                                                                          --------                 -------
Income before income taxes                                                   7,354                   9,235
     Income taxes                                                            2,199                   2,447
                                                                          --------                 -------
Net Income                                                                  $5,155                  $6,788
                                                                          ========                 =======
Per Share of Common Stock:                                                  $ 0.32                  $ 0.42
                                                                          ========                 =======
Cash dividends per common share                                             $ 0.10                  $ 0.08

Weighted average number
     of common shares outstanding                                       16,135,141              16,290,649


See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                                     Mar. 29,            Dec. 31,
(Dollars in thousands)                                                 1996                1995
- ----------------------------------------------------------------------------------------------------
ASSETS
Current Assets
   Cash and cash equivalents                                        $13,255               $29,553
   Accounts receivable                                               61,131                52,532
   Inventories                                                       92,026                92,727
   Prepaid expenses and other current assets                         18,727                16,935
                                                                   --------              --------
        Total Current Assets                                        185,139               191,747

Other Assets                                                         19,437                18,912

Property, Plant and Equipment                                       379,768               374,367
   Less allowances for depreciation,
     depletion and impairment                                       258,526               253,173
                                                                   --------              --------
        Property, Plant and Equipment -- net                        121,242               121,194
                                                                   --------              --------
                                                                   $325,818              $331,853
                                                                   ========              ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Short-term debt                                                  $23,014               $22,757
   Accounts payable                                                   5,690                 8,772
   Other liabilities and accrued items                               23,181                23,734
   Dividends payable                                                                        1,621
   Income taxes                                                      11,234                 9,707
                                                                   --------              --------
        Total Current Liabilities                                    63,119                66,591

Other Long-Term Liabilities                                           4,261                 4,148

Retirement and Post Retirement Benefits                              41,453                41,297

Long-Term Debt                                                       16,633                16,996

Deferred Income Taxes                                                 2,341                 2,519

Shareholders' Equity                                                198,011               200,302
                                                                   --------              --------
                                                                   $325,818              $331,853
                                                                   ========              ========


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                                 Three Months Ended
                                                                              March 29,       April 2,
(Dollars in thousands)                                                          1996            1995
- ------------------------------------------------------------------------------------------------------
Net Income                                                                    $ 5,155          $ 6,788

Adjustments to Reconcile Net Income to Net Cash

  Provided From Operating Activities:

    Depreciation, depletion and amortization                                    4,946            5,130

    Amortization of mine development                                            1,097

    Decrease (Increase) in accounts receivable                                 (9,059)          (6,667)

    Decrease (Increase) in Inventory                                              767           (1,663)

    Decrease (Increase) in prepaid and other current assets                    (2,472)              97

    Increase (Decrease) in accounts payable and accrued expenses               (2,831)          (2,623)

    Increase (Decrease) in interest and taxes payable                           1,351            2,217

    Increase (Decrease) in deferred income tax                                   (179)            (642)

    Other - net                                                                    51               23
                                                                               ------           ------
                       Net Cash Provided From Operating Activities             (1,174)           2,660


Cash Flows from Investing Activities:

  Payments for purchase of property, plant and equipment                       (5,898)          (3,741)

  Payments for mine development                                                  (101)            (312)

  Proceeds from other investments                                                 311              504
                                                                               ------           ------
                             Net Cash Used in Investing Activities             (5,688)          (3,549)

Cash Flows from Financing Activities:

  Repayment of short-term debt - net                                              323           (4,013)

  Repayment of long-term debt - net                                              (342)

  Issuance of Common Stock under stock option plans                             1,040               29

  Purchase of Common Stock for treasury                                        (6,656)

  Payments of dividends                                                        (3,197)          (2,580)
                                                                               ------           ------
                             Net Cash Used in Financing Activities             (8,832)          (6,564)

Effects of Exchange Rate Changes                                                 (604)             855
                                                                              -------          -------
                           Net Change in Cash and Cash Equivalents            (16,298)          (6,598)

                  Cash and Cash Equivalents at Beginning of Period             29,553           20,441
                                                                              -------          -------
                        Cash and Cash Equivalents at End of Period            $13,255          $13,843
                                                                              =======          =======


See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
MARCH 29, 1996


Note A - Accounting Policies

In management's opinion, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position as of March 29, 1996 and December 31, 1995 and the results of operations for the three months ended March 29, 1996 and April 2, 1995.


Note B - Inventories
                                March 29,   Dec. 31,
(Dollars in thousands)            1996        1995
- -----------------------------------------------------
Principally average cost:
  Raw materials and supplies     $ 21,360    $ 19,719
  In Process                       54,822      57,012
  Finished                         42,647      42,223
                                 --------    --------
                                  118,829     118,954

Excess of average cost over
   LIFO inventory value            26,803      26,227
                                 --------    --------
                                 $ 92,026    $ 92,727
                                 ========    ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
- --------------------------------------------

RESULTS OF OPERATIONS
- ---------------------

Sales for the first quarter 1996 were $93.8 million, a 5% decline from the record first quarter 1995 sales of $98.9 million. Weak demand in segments of the telecommunications and defense markets was main causes of the decline. International sales were $28 million and comprised 30% of total first quarter 1996 sales compared to $36 million or 36% of total sales in 1995. The decrease in international sales was primarily in Alloy Products and was due to softening economic conditions, principally in Germany, and the translation effects of a stronger dollar.

Sales of Alloy Products were flat with the first quarter of last year, as higher domestic sales offset the decline in international sales. Sales of bulk products, which include rod, plate, ingot and tube, increased. These products are used in the aerospace, welding, plastic tooling and consumer products industries. Sales of precision strip, which is used in the telecommunications and computer markets, were down from the prior year. The pass-through effect of lower commodity costs, primarily copper, negatively impacted sales as compared to last year.

Sales of Beryllium Products in the first quarter 1996 were lower than last year due to weaker demand for pure beryllium metal in the defense market. Sales of the Company's AlBeMet(R) rose slightly over the prior year. Encouraging test results from investment casting have been achieved which could potentially lead to an increase in applications for AlBeMet(R). The sales backlog at quarter end improved from the year ago period.

As previously reported in Part II, Item 7, of the Company's Form 10-K for the fiscal year ended December 31, 1995, the Company filed a petition before the U.S. Department of Commerce, International Trade Administration and the U.S. International Trade Commission on March 14, 1996, requesting the imposition of anti-dumping duties on imports of beryllium metal from Kazakhstan. On April 3, 1996, the U.S. Department of Commerce decided to initiate an anti-dumping investigation, and on April 29, 1996, the U.S. International Trade Commission found that there was a reasonable indication that imported beryllium from Kazakhstan caused material injury to the U.S. beryllium industry. In view of these favorable initial results, the Company expects that the anti-dumping proceedings will continue.

Ceramic product sales in the first quarter 1996 were down significantly from the first quarter 1995. Weak demand in telecommunication applications, particularly cellular phones and base stations, was the main cause of the decline, exacerbated by inventory adjustments at several major customers. Direct bond copper sales were slightly higher than first quarter 1995 and, while still not profitable, margins have recently been improved by the automation equipment installed late last year.

Specialty Metal System sales increased in the first quarter 1996 as compared to first quarter 1995. Automotive electronic shipments were delayed due to a customer's strike during the current quarter, but strong demand in other markets more than compensated for the loss in those sales. Overseas demand for these products remains strong. Focused application development is the key for growing these sales.

Precious Metal sales in the first quarter 1996 were less than in the comparable period last year as a result of a customer's re-design of a major microprocessor application in the second quarter of 1995. Growth in sales of new products, including vapor deposition products and fine wire, offset a large portion of the lost sales.

Gross profit was $24.8 million or 26.4% of sales in the first quarter 1996 compared to $27.4 million or 27.7% of sales in the first quarter 1995. The decline in the international sales, which tend to carry higher margins, coupled with the stronger dollar, were the main reasons for the change. The product mix also shifted towards lower margin products. Unplanned downtime on several key pieces of equipment and weather-related issues contributed to slightly higher manufacturing costs.

Selling, administrative and general expenses were $15.5 million or 16.2% of sales in the first quarter 1996 compared to $15.5 million or 15.7% of sales last year. Included in the 1995 expense total were non-continuing costs associated with a process re-design effort and the start-up of a marketing office in Singapore. Most expense categories are in line with the prior year as a result of the Company's internal efforts to control costs. The management incentive compensation expense is down due to lower earnings.

Research and Development (R&D) expenses of $1.8 million for the first quarter 1996 were flat with the comparable 1995 period. As a percent of sales, R&D expenses increased slightly to 1.9%. A re-organization late in the quarter resulted in additional resources being dedicated towards R&D efforts. Projects currently being pursued include the continued development of a lower cost and higher quality alloy strip product.

Other net income was $0.1 million in the first quarter 1996 compared to a net expense of $0.3 million in the first quarter last year. This category includes non-operating items such as amortization, currency gains and losses and interest income. The major change from last year was an increase in currency gains.

Interest expense was lower in the first quarter 1996 compared to the first quarter 1995 due to lower interest rates and an increase in capitalized interest associated with long-term capital projects.

First quarter 1996 income before income taxes decreased to $7.4 million from $9.2 million in the first quarter 1995. Lower sales volume and the resulting reduction in gross margin accounted for the decline. Income taxes were provided at an effective rate of 30.1% of pre-tax income for the first quarter 1996 compared to 26.5% in the first quarter 1995. The higher rate results from an increase in the effective foreign tax rates and other book versus tax adjustments to income. First quarter earnings per share were $0.32 in 1996 and $0.42 in 1995.

FINANCIAL CONDITION

Net cash used in operating activities was $1.2 million during the first quarter 1996 compared to net cash provided from operating activities of $2.7 million during the first quarter 1995. Accounts receivable increased $8.6 million from year end 1995, primarily due to an increase in sales late in the first quarter. Inventories remained essentially flat.

Capital expenditures for property, plant and equipment totaled $5.9 million during the first quarter 1996. The Company recently announced plans to spend on the order of $100 million to modernize its Alloy manufacturing operations. The project is designed to improve quality and the level of customer service, reduce costs and increase capacity. It is expected that the funds will be spent over three years. The project may be funded by a combination of debt, leases and future cash flow.

The Company purchased 359,000 shares of its Common Stock at a cost of $6.7 million during the quarter under a program approved by the Board of Directors late last year. Dividends paid were $3.2 million in the first quarter 1996.

Total debt was unchanged from year end 1995, although there was a slight shift from long-term to short-term debt. The short-term debt is primarily denominated in foreign currencies and gold and is used as a hedge against those asset values. Long-term debt at the end of first quarter 1996 was 8% of total capital.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
- -------------------------

          (a)     BERYLLIUM EXPOSURE CLAIMS
                  -------------------------

     CLAIMS INITIATED SINCE THE END OF FISCAL YEAR 1995. The Company and certain of its present and past Directors are defendants in a class action suit filed on April 2, 1996 in the Court of Common Pleas for Cuyahoga County, Ohio, by Christine A. Toth, a former employee of the Company, and her husband on behalf of a putative class of all current and former employees of the Company from 1949 to date of the suit. The plaintiffs claim, INTER ALIA that defendants committed an intentional tort by misleading the Company's employees and the public about the efficacy and adequacy of the standard adopted by the Occupational Safety and Health Administration (OSHA) with respect to exposure to airborne beryllium to protect employees from chronic beryllium disease and by making misrepresentations to employees and the public about the risks of such exposure in the work place. Plaintiffs have also alleged that defendants have deliberately withheld or concealed material information about the effects of such exposure to airborne beryllium. Plaintiffs seek compensatory damages in the amount of $100 million and punitive damages in the amount of $200 million together with certain injunctive relief. Defense of this case is being
conducted by counsel retained by the Company.   The Company intends to contest
the claims vigorously.

          (b)     ASBESTOS EXPOSURE CLAIMS
                  ------------------------

     A subsidiary of the Company (the "Subsidiary") is a co-defendant in twenty-seven cases making claims for asbestos-induced illness allegedly relating to the former operations of the Subsidiary, then known as The S. K. Wellman Corp. twenty-seven of these cases have been reported in prior filings with the S.E.C. In all but a small portion of these cases, the Subsidiary is one of a large number of defendants in each case. The plaintiffs seek compensatory and punitive damages, in most cases of unspecified sums.
Each case has been referred to a liability insurance carrier for defense. With respect to those referrals on which a carrier has acted to date, a carrier has accepted the defense of the actions, without admitting or denying liability.
Two hundred twenty-six similar cases previously reported have been dismissed or disposed of by pre-trial judgment, one by jury verdict of no liability and ten others by settlement for nominal sums. The Company believes that resolution of the pending cases referred to above will not have a material effect upon the Company.

     The Subsidiary has entered into an agreement with the predecessor owner of its operating assets, Pneumo Abex Corporation (formerly Abex Corporation), and five insurers, regarding the handling of these cases. Under the agreement, the insurers share expenses of defense, and the Subsidiary, Pneumo Abex Corporation and the insurers share payment of settlements and/or judgments. In ten of the pending cases, both expenses of defense and payment of settlements and/or judgments are subject to a limited, separate reimbursement agreement with MLX Corp., the parent of the company that purchased the Subsidiary's operating assets in 1986.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
- -----------------------------------------

     (a)     EXHIBITS
             --------

               11.  Statement re: computation of per share earnings.

               27.  Financial Data Schedule.

               99.  Management Performance Compensation Plan

     (b)     REPORTS ON FORM 8-K
             -------------------

             There have been no reports on Form 8-K during the quarter ended March 29, 1996.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                              BRUSH WELLMAN INC.


Dated:


                                     /s/ Carl Cramer
                                    ---------------------------------
                                         Carl Cramer
                                         Vice President Finance and
                                         Chief Financial Officer