Form 10-Q
period 1996-06-28
BRUSH WELLMAN INC
filed 1996-08-13
CIK 14957

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    ---------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 1996

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

         As of August 2, 1996 there were 15,877,063 shares of Common Stock, par value $1 per share, outstanding.

                          PART I FINANCIAL INFORMATION

                       BRUSH WELLMAN INC. AND SUBSIDIARIES

Item 1. Financial Statements
- ----------------------------

The consolidated financial statements of Brush Wellman Inc. and its subsidiaries for the quarter ended June 28, 1996 are as follows:

         Consolidated Statements of Income -
                  Three months ended June 28, 1996 and July 2, 1995

         Consolidated Balance Sheets -
                  June 28, 1996 and December 31, 1995

         Consolidated Statements of Cash Flows -
                  Three months ended June 28, 1996 and July 2, 1995

         Notes to consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

                                                                  SECOND QUARTER ENDED                   FIRST HALF ENDED
                                                               JUNE 28            JULY 2            JUNE 28,          JULY 2,
(DOLLARS IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)        1996              1995               1996              1995
- ----------------------------------------------------------------------------------------------------------------------------------

NET SALES                                                     $    104,349      $     97,283       $    198,150      $    196,194
     COST OF SALES                                                  72,700            70,042            141,708           141,581
                                                            ---------------   ---------------    ---------------   ---------------
GROSS PROFIT                                                        31,649            27,241             56,442            54,613
     SELLING, ADMINISTRATIVE
      AND GENERAL EXPENSES                                          16,968            15,754             32,448            31,262
     RESEARCH AND DEVELOPMENT EXPENSES                               2,363             1,996              4,161             3,816
     OTHER-NET                                                        (339)               84               (464)              380
                                                            ---------------   ---------------    ---------------   ---------------

OPERATING PROFIT                                                    12,657             9,407             20,297            19,155
     INTEREST EXPENSE                                                  396               349                681               861
                                                            ---------------   ---------------    ---------------   ---------------
INCOME BEFORE INCOME TAXES                                          12,261             9,058             19,616            18,294
     INCOME TAXES                                                    4,117             2,382              6,316             4,830
                                                            ---------------   ---------------    ---------------   ---------------

NET INCOME                                                   $       8,144     $       6,676      $      13,300      $     13,464
                                                            ===============   ===============    ===============   ===============

PER SHARE OF COMMON STOCK:                                   $        0.51     $        0.40      $        0.83     $        0.82
                                                            ===============   ===============    ===============   ===============

CASH DIVIDENDS PER COMMON SHARE                              $        0.10     $        0.08      $        0.20     $        0.16

WEIGHTED AVERAGE NUMBER
     OF COMMON SHARES OUTSTANDING                               16,071,742        16,503,398         16,115,593        16,483,041




SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

                                                               JUN. 28,           DEC. 31,
(DOLLARS IN THOUSANDS)                                           1996               1995
- -----------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
   CASH AND CASH EQUIVALENTS                                        $22,136            $29,553
   ACCOUNTS RECEIVABLE                                               65,552             52,532
   INVENTORIES                                                       92,478             92,727
   PREPAID EXPENSES AND OTHER
     CURRENT ASSETS                                                  17,139             16,935
                                                            ----------------   ----------------
        TOTAL CURRENT ASSETS                                        197,305            191,747

OTHER ASSETS                                                         18,565             18,912

PROPERTY, PLANT AND EQUIPMENT                                       385,392            374,367
   LESS ALLOWANCES FOR DEPRECIATION,
     DEPLETION AND IMPAIRMENT                                       265,747            253,173
                                                            ----------------   ----------------
       PROPERTY, PLANT AND EQUIPMENT - NET                          119,645            121,194
                                                            ----------------   ----------------
                                                                   $335,515           $331,853
                                                            ================   ================



LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   SHORT-TERM DEBT                                                  $21,363            $22,757
   ACCOUNTS PAYABLE                                                  10,053              8,772
   OTHER LIABILITIES AND ACCRUED
     ITEMS                                                           24,417             23,734
   DIVIDENDS PAYABLE                                                                     1,621
   INCOME TAXES                                                      11,074              9,707
                                                            ----------------   ----------------
        TOTAL CURRENT LIABILITIES                                    66,907             66,591

OTHER LONG-TERM LIABILITIES                                           4,245              4,148

RETIREMENT AND POST-EMPLOYMENT BENEFITS                              41,833             41,297

LONG-TERM DEBT                                                       16,621             16,996

DEFERRED INCOME TAXES                                                 1,273              2,519

SHAREHOLDERS' EQUITY                                                204,636            200,302
                                                            ----------------   ----------------
                                                                   $335,515           $331,853
                                                            ================   ================





SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)                                                               FIRST HALF ENDED
                                                                       JUNE 28,       JULY 2,
(Dollars in thousands)                                                   1996           1995
- -------------------------------------------------------------------------------------------------

NET INCOME                                                                $13,300        $13,464

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH

  PROVIDED FROM OPERATING ACTIVITIES:

    Depreciation, depletion and amortization                                9,898         10,051

    Amortization of mine development                                        3,548            951

    Decrease (Increase) in accounts receivable                            (13,838)        (6,560)

    Decrease (Increase) in Inventory                                          309         (1,055)

    Decrease (Increase) in prepaid and other current assets                  (356)          (889)

    Increase (Decrease) in accounts payable and accrued expenses            2,426             67

    Increase (Decrease) in interest and taxes payable                       1,468          1,647

    Increase (Decrease) in deferred income tax                             (1,246)          (523)

    Increase (Decrease) in other long-term liabilities                        718          1,130

    Other - net                                                               (84)           (97)
                                                                     -------------  -------------
             NET CASH PROVIDED FROM OPERATING ACTIVITIES                   16,143         18,186

  CASH FLOWS FROM INVESTING ACTIVITIES:

    Payments for purchase of property, plant and equipment                (11,555)        (9,838)

    Payments for mine development                                            (277)          (515)

    Proceeds from other investments                                           700            668
                                                                     -------------  -------------
                     NET CASH USED IN INVESTING ACTIVITIES                (11,132)        (9,685)

  CASH FLOWS FROM FINANCING ACTIVITIES:

    Proceeds from  issuance of short-term debt                              1,164

    Repayment of short-term debt                                           (1,819)        (2,347)

    Repayment of long-term debt                                              (340)          (393)

    Issuance of Common Stock under stock option plans                       1,097            987

    Purchase of Common Stock for treasury                                  (6,656)

    Payments of dividends                                                  (4,771)        (3,876)
                                                                     -------------  -------------
                   NET CASH PROVIDED USED IN FINANCING ACTIVITIES         (11,325)        (5,629)

Effects of Exchange Rate Changes                                           (1,103)         1,221
                                                                     -------------  -------------
                 NET CHANGE IN CASH AND CASH EQUIVALENTS                   (7,417)         4,093

            CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD               29,553         20,441
                                                                     -------------  -------------
              CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $22,136        $24,534
                                                                     =============  =============


See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
June 28, 1996

NOTE A - ACCOUNTING POLICIES

In management's opinion, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position as of June 28, 1996 and December 31, 1995 and the results of operations for the the three months ended June 28, 1996 and July 2, 1995.

NOTE B - INVENTORIES

                                                     June 28,            Dec. 31,
(Dollars in thousands)                                 1996                1995
- --------------------------------------------------------------------------------------

Principally average cost:
  Raw materials and supplies                              $23,424             $19,719
  In Process                                               53,132              57,012
  Finished                                                 43,229              42,223
                                                  ----------------    ----------------
                                                          119,785             118,954

Excess of average cost over
   LIFO inventory value                                    27,307              26,227
                                                  ----------------    ----------------
                                                          $92,478             $92,727
                                                  ================    ================

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
- ---------------------------------------------
RESULTS OF OPERATIONS
- ---------------------

Sales were a record $104 million in the second quarter 1996, a 7% improvement over the $97 million in sales generated in the second quarter 1995. Strong domestic demand for Alloy and Specialty System Products in the telecommunications and consumer products markets fueled the increase. International sales of $24 million were only 23% of total sales in the current quarter as compared to $37 million, or 38% of total second quarter 1995 sales. Weaker demand in key markets, coupled with the stronger dollar, caused the decrease in international sales.

Worldwide sales of Alloy Products increased in the second quarter of 1996 over the second quarter 1995. Domestic sales of bulk products, which are used in the aerospace, welding, plastic tooling and consumer products industries, increased significantly as a result of customers substituting the Company's higher performing alloys into their existing applications. Domestic sales of precision strip, used primarily in the telecommunications, automotive and computer markets, were slightly higher in the current quarter versus the prior year quarter. International sales of Alloy Products declined from the prior year due to increased competition from alternative metals and poor economic conditions in various markets served. Sales declines have been experienced in portions of Western Europe and the Pacific rim. The stronger dollar had an unfavorable comparative impact on the translated value of foreign currency sales as well. The pass-through effect of lower commodity costs, primarily copper, negatively impacted sales as compared to the year ago period.

Beryllium Products sales were slightly less in the second quarter 1996 than the second quarter 1995. Equipment is scheduled to be placed in service in the third quarter that is designed to lower the production costs and increase the capacity of E material and AlBeMet(R) products used in avionics and related electronic packaging applications.

The Company is vigorously pursuing its legal rights to have injurious unfair trade practice addressed by the appropriate enforcement authorities. Brush Wellman filed an anti-dumping petition with the U.S. Department of Commerce, International Trade Administration and the U.S. International Trade Commission on March 14, 1996, alleging that imports of beryllium metal and high-beryllium alloys from Kazakhstan are being sold at less than fair value and are causing material injury to a domestic industry. In April, the U.S. Department of Commerce initiated an investigation and the International Trade Commission rendered a preliminary affirmative determination that there is a reasonable indication that imported beryllium from Kazakhstan caused material injury to the U.S. beryllium industry. The Commerce Department is now investigating whether the imported materials have been dumped -- sold at less than fair value. A preliminary determination is expected from the Commerce Department by late summer. Final decisions could be issued as early as the end of 1996.

Ceramic sales declined in the second quarter 1996 as compared to the year ago period. Sales into the telecommunications market suffered as several key customers experienced delays on shipments of their products. Direct bond copper sales are flat with the prior year.

Specialty Metal Systems continued to perform well as sales in the quarter improved over the comparable period last year. Inlay/reroll, plating and cerdip products all showed increases. Telecommunications and automotive are key markets for these products. Overseas opportunities for these products continue to increase as well.

Sales of Precious Metal Products were lower in the second quarter 1996 as compared to last year as a result of a customer's re-design of a major microprocessor application to an alternative material in May 1995. Beginning with the third quarter 1996, quarterly comparisons of Precious Metal Products will be based on the same product mix. Continued development of new products and applications, particularly vapor deposition targets and fine wire, have served to offset a large portion of these lost sales.

Gross profit of $31.7 million or 30% of sales in the second quarter 1996 rose from $27.2 million or 28% of sales in the second quarter 1995. A favorable sales mix caused by an increase in sales of certain higher margin Alloy Products contributed to the improvement as did productivity gains and operating efficiencies generated at the Company's larger facilities.

Sales for the first half of 1996 were $198 million, a slight improvement over 1995. Increased sales of Alloy Products and Special Metal Systems offset lower sales of other products. International sales were also down in 1996, accounting for 26% of total sales as compared to 37% of sales in 1995. Gross margin improved slightly to 28.5% from 27.8%. The factors affecting the second quarter margins also apply to the first half results.

Selling, administrative and general expenses were $16.9 million or 16% of sales in the second quarter 1996 compared to $15.8 million or 16% of sales in the second quarter 1995. Year-to- date expenses were $32.4 million in 1996 and $31.3 million in 1995. Expenses in both years were 16% of sales. A portion of the increase is attributable to the cost of a reorganized function responsible for the sales and production planning and control and distribution of inventory. The incentive compensation accrual was larger in 1996 than last year.

Research and Development (R&D) expenses were $2.4 million in the second quarter 1996 versus $2.0 million in the second quarter 1995. For the first half of 1996, R&D expenses were $4.2 million, or 2.1% of sales, a $0.3 million increase over the first half 1995. The increase is primarily due to development work on lower cost, higher quality copper alloys and the higher manpower costs from an internal reorganization.

Other net income was $0.3 million in the second quarter 1996 versus other net expense of $0.1 million in the comparable period last year. For the year, other net income was $0.5 million in 1996 compared to an other net expense of $0.4 million in 1995. An increase in foreign currency hedge gains is the major difference.

Second quarter 1996 interest expense was flat with the second quarter 1995. Overall debt levels have not changed significantly between the periods. Year-to-date interest is slightly lower in 1996 than 1995.

Income before income taxes was $12.3 million in the second quarter 1996, a substantial improvement over the $9.1 million earned in the comparable period last year. The contribution from the record sales and an improvement in margins more than offset the increase in expenses. Income taxes were provided for at 33.6% of pre-tax income in the second quarter and 32.2% for the first half 1996. For the first half 1995, a rate of 26.4% was employed. Higher earnings, an increase in the effective foreign tax rates and a decrease in various book versus tax adjustments contributed to the difference. Earnings per share were $0.51 for the second quarter and $0.83 for the first half 1996 compared to $0.40 and $0.82 in the respective periods in 1995.

FINANCIAL CONDITION

Net cash provided from operating activities was $16 million during the first half 1996 as compared to $18 million in the first half 1995.

Accounts receivable increased $13 million, or 25%, since December 1995, resulting from significantly higher sales in May and June 1996 as compared to the last several months of 1995. The average collection period has improved slightly.

Inventories have remained flat during the year despite the sales increase due, in part, to favorable valuation adjustments.

Capital expenditures for property, plant and equipment amounted to $12 million during the first half of 1996. In April 1996, the Company announced plans to spend on the order of $110 million to modernize its Alloy manufacturing operations. It is anticipated that the funds will be expended over three years. Pre-engineering and vendor qualification work is underway. The project may be funded by a combination of debt, leases and cash flow. In August 1996, the Company announced plans to produce a family of specialty alloys in rod, bar and tube form at a new facility. It is anticipated that the facility, including working capital, will cost in excess of $10 million and be completed in mid-1997. Funds were also expended this year on the new rod mill for the Elmore, Ohio facility and a plating line at the Lincoln, Rhode Island facility.

The Company purchased 359,000 shares of its Common Stock at a cost of $6.7 million during 1996 under a program authorized by the Board of Directors late last year. Dividends paid were $4.8 million for the first half 1996.

Total debt decreased $1.8 million since year-end 1995 as foreign currency borrowings used to hedge foreign currency denominated assets declined. Long-term debt was 7% of total capital at the end of the second quarter 1996 as compared to 8% at year-end 1995.

PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
- --------------------------

                  BERYLLIUM EXPOSURE CLAIMS
                  -------------------------

         RECENT DEVELOPMENTS RELATING TO PENDING CLAIMS SINCE THE END OF FIRST
         ---------------------------------------------------------------------
QUARTER 1996.
- ------------

          The Company and certain of its present and past Directors were defendants in a class action suit filed on April 2, 1996 in the Court of Common Pleas for Cuyahoga County, Ohio, by Christine A. Toth, a former employee of the Company, and her husband on behalf of a putative class of all current and former employees of the Company from 1949 to date of the suit. This claim was disclosed in the Company's quarterly report on Form 10-Q for the quarter ended March 29, 1996. The plaintiffs claimed, INTER ALIA, that defendants committed an intentional tort by misleading the Company's employees and the public about the efficacy and adequacy of the standard adopted by the Occupational Safety and Health Administration (OSHA) with respect to exposure to airborne beryllium to protect employees from chronic beryllium disease and by making misrepresentations to employees and the public about the risks of such exposure in the work place. Plaintiffs also alleged that defendants have deliberately withheld or concealed material information about the effects of such exposure to airborne beryllium. Plaintiffs sought compensatory damages in the amount of $100 million and punitive damages in the amount of $200 million together with certain injunctive relief. On July 12, 1996, the Court granted the Company's motion to dismiss the complaint. The time limit for filing an appeal from the Court's judgment has not yet expired.

         In August 1993, the Company had notified the State Compensation Fund, a workers' compensation fund in the State of Arizona, of the filing of employee suits and had requested that the State Compensation Fund defend such suits pursuant to the Company's State Compensation Fund policies. The State Compensation Fund had denied coverage and defense of such suits, but after discussion, had indicated that it would defend some of the employee lawsuits under a reservation of rights. The State Compensation Fund had filed suit against the Company and certain of its employees in the Supreme Court of Pima County, Arizona, for which service of process on the Company occurred on August 21, 1995. This claim was disclosed in the Company's annual report on Form 10-K for the year ended December 31, 1995. In view of the dispute with respect to defense and indemnity, the State Compensation Fund had filed a declaratory judgment action. The Company had filed an answer and counterclaim. On May 13, 1996, the Court entered an order granting the State Compensation Fund's two motions for partial summary judgment, which had sought a declaration of no duty to defend or indemnify the Company against claims for breach of contract and claims for intentional tort. These rulings did not completely dispose of the State Compensation Fund's claims, and did not address the Company's counterclaim. Defense of this case is being conducted by counsel retained by the Company.

         CLAIMS INITIATED SINCE THE END OF FIRST QUARTER 1996. As previously reported in the Company's annual report on Form 10-K for the year ended December 31, 1995, the Company and certain of its employees are defendants in separate suits filed by Company employees and their spouses against the Company and certain Company employees in the Superior Court of Pima County, Arizona. The plaintiffs claim that during their employment with the Company they contracted chronic beryllium disease as a result of exposure to beryllium and beryllium-containing products. The plaintiffs seek compensatory and punitive damages of an unspecified amount based on allegations that the Company intentionally misrepresented the potential danger of exposure to beryllium and breached an agreement to pay certain benefits in the event the plaintiffs contracted chronic beryllium disease. On July 5, 1996, Rudy Gamez, an employee of the Company, filed a suit against the Company in the Superior Court of Pima County, Arizona, based on similar claims and seeking similar relief. Defense of these cases is being conducted by counsel retained by the Company. The Company believes that resolution of these cases will not have a material effect on the Company.

         In two cases brought by the Company's current employees and filed in the Court of Common Pleas for Cuyahoga County, Ohio, on August 1, 1995 and November 1, 1995 respectively, the employees have alleged that they contracted chronic beryllium disease as a result of exposure to beryllium or beryllium dust. The complaints include claims by the employees for employer intentional tort, fraud and misrepresentation and claims by family members for loss of consortium. The plaintiffs seek compensatory damages in excess of $25,000 and punitive damages in excess of $25,000. These complaints were disclosed in the Company's annual report on Form 10-K for the year ended December 31, 1995. On July 12, 1996, Belve Damron, an employee of the Company, and his spouse, Annabelle Damron, have filed a suit against the Company in the Court of Common Pleas for Cuyahoga County, Ohio. The claims in this third case are similar to the claims in the two earlier cases, and similar relief is sought. The defense of these cases is being conducted by counsel selected by the Company, and retained by the Company and by the Company's insurance carriers, with certain reservation of rights. A motion to dismiss the complaint in the first case was granted in part and denied in part on January 18, 1996. Plaintiffs then filed an amended complaint. The Company's motion to dismiss this amended complaint was denied on April 26, 1996. The Company's motion to dismiss an amended complaint in the second case was denied on July 15, 1996. The Company has not yet filed a response to the complaint in the third case. The Company continues to believe that resolution of these cases will not have a material effect on the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
- ----------------------------------------

         (a)      EXHIBITS
                  --------

                           11.  Statement re: computation of per share earnings.

                           27.  Financial Data Schedule.

         (b)      REPORTS ON FORM 8-K
                  -------------------

                  There have been no reports on Form 8-K during the quarter ended June 28, 1996.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     BRUSH WELLMAN INC.

Dated:  August 12, 1996

                                                      /s/  Carl Cramer
                                                     ---------------------------
                                                     Carl Cramer
                                                     Vice President Finance and
                                                     Chief Financial Officer
                                       16