Form 10-Q
period 1996-09-27
BRUSH WELLMAN INC
filed 1996-11-14
CIK 14957

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    ---------

                                    FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 1996

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

         As of November 1, 1996 there were 16,262,544 shares of Common Stock, par value $1 per share, outstanding.

                          PART I FINANCIAL INFORMATION

                       BRUSH WELLMAN INC. AND SUBSIDIARIES

Item 1. Financial Statements
----------------------------

The consolidated financial statements of Brush Wellman Inc. and its subsidiaries for the quarter ended September 27, 1996 are as follows:

         Consolidated Statements of Income -
                  Nine months ended September 27, 1996 and September 29, 1995

         Consolidated Balance Sheets -
                  September 27, 1996 and December 31, 1995

         Consolidated Statements of Cash Flows -
                  Nine months ended September 27, 1996 and September 29, 1995

         Notes to consolidated Financial Statements

Consolidated Statements of Income
(Unaudited)

                                                   Third Quarter Ended                         Nine Months Ended
(Dollars in thousands except share and          Sept 27,            Sept 29,            Sept 27,             Sept 29,
 per share amounts)                              1996                 1995                1996                 1995
----------------------------------------------------------------------------------------------------------------------
Net sales                                     $     88,312         $    89,361        $    286,462         $   285,555
     Cost of sales                                  64,584              66,729             206,292             208,310
                                              ------------         -----------        ------------         -----------
Gross Profit                                        23,728              22,632              80,170              77,245
     Selling, administrative
       and general expenses                         15,967              15,327              48,415              46,590
     Research and development expenses               1,933               2,119               6,094               5,934
     Other-net                                        (230)                725                (693)              1,104
                                              ------------         -----------        ------------         -----------
Operating Profit                                     6,058               4,461              26,354              23,617
     Interest expense                                  334                 331               1,015               1,192
                                              ------------         -----------        ------------         -----------
Income before income taxes                           5,724               4,130              25,339              22,425
     Income taxes                                    1,159                 799               7,475               5,628
                                              ------------         -----------        ------------         -----------
Net Income                                    $      4,565         $     3,331        $     17,864         $    16,797
                                              ============         ===========        ============         ===========
Per Share of Common Stock:                    $       0.28         $      0.20        $       1.11         $      1.02
                                              ============         ===========        ============         ===========

Cash dividends per common share               $       0.11         $      0.10        $       0.31         $      0.26

Weighted average number
     of common shares outstanding               16,076,202          16,518,151          16,102,470          16,423,947


See notes to consolidated financial statements.

Consolidated Balance Sheets
(Unaudited)

                                                  Sept. 27,       Dec. 31,
(Dollars in thousands)                              1996            1995
--------------------------------------------------------------------------
Assets
Current Assets
   Cash and cash equivalents                      $ 21,294        $ 29,553
   Accounts receivable                              56,344          52,532
   Inventories                                      91,862          92,727
   Prepaid expenses and other
     current assets                                 16,975          16,935
                                                  --------        --------
        Total Current Assets                       186,475         191,747

Other Assets                                        18,095          18,912

Property, Plant and Equipment                      394,167         374,367
   Less allowances for depreciation,
     depletion and impairment                      270,433         253,173
                                                  --------        --------
       Property, Plant and Equipment - net         123,734         121,194
                                                  --------        --------
                                                  $328,304        $331,853
                                                  ========        ========
Liabilities and Shareholders' Equity
Current Liabilities
   Short-term debt                                $ 19,866        $ 22,757
   Accounts payable                                  3,700           8,772
   Other liabilities and accrued
     items                                          23,044          23,734
   Dividends payable                                                 1,621
   Income taxes                                      9,756           9,707
                                                  --------        --------
        Total Current Liabilities                   56,366          66,591

Other Long-Term Liabilities                          4,916           4,148

Retirement and Post-Employment Benefits             42,274          41,297

Long-Term Debt                                      15,400          16,996

Deferred Income Taxes                                1,490           2,519

Shareholders' Equity                               207,858         200,302
                                                  --------        --------
                                                  $328,304        $331,853
                                                  ========        ========

See notes to consolidated financial statements.


Consolidated Statements of Cash Flows
(Unaudited)                                                                         Nine Months Ended

                                                                                 Sept 27,        Sept 29,
(Dollars in thousands)                                                             1996             1995
----------------------------------------------------------------------------------------------------------
Net Income                                                                       $ 17,864         $ 16,797

Adjustments to Reconcile Net Income to Net Cash

  Provided From Operating Activities:

  Depreciation, depletion and amortization                                         14,574           14,739

  Amortization of mine development                                                  4,427            2,166

  Decrease (Increase) in accounts receivable                                       (4,764)          (8,862)

  Decrease (Increase) in Inventory                                                    919            1,944

  Decrease (Increase) in prepaid and other current assets                            (225)            (986)

  Increase (Decrease) in accounts payable and accrued expenses                     (5,018)          (3,518)

  Increase (Decrease) in interest and taxes payable                                   (96)           2,128

  Increase (Decrease) in deferred income tax                                       (1,030)          (1,521)

  Increase (Decrease) in other long-term liabilities                                1,846            1,794

  Other - net                                                                          (6)            (305)
                                                                                 --------         --------
                   Net Cash Provided From Operating Activities                     28,491           24,376

Cash Flows from Investing Activities:

  Payments for purchase of property, plant and equipment                          (20,754)         (15,471)

  Payments for mine development                                                      (529)            (674)

  Proceeds from (Payments for)other investments                                     1,212              947
                                                                                 --------         --------
                   Net Cash Provided From (Used in) Investing Activities          (20,071)         (15,198)

Cash Flows from Financing Activities:

  Proceeds from  issuance of short-term debt                                        1,219            3,866

  Repayment of short-term debt                                                     (3,449)          (5,776)

  Proceeds from  issuance of  long-term debt                                         (768)            (776)

  Repayment of  long-term debt                                                       (800)

  Issuance of Common Stock under stock option plans                                 1,248            1,291

  Purchase of Common Stock for treasury                                            (6,655)

  Payments of dividends                                                            (6,503)          (5,504)
                                                                                 --------         --------
                   Net Cash Provided From ( Used in) Financing Activities         (15,708)          (6,899)

Effects of Exchange Rate Changes                                                     (971)             533
                                                                                 --------         --------
                          Net Change in Cash and Cash Equivalents                  (8,259)           2,812

                  Cash and Cash Equivalents at Beginning of Period                 29,553           20,441
                                                                                 --------         --------
                     Cash and Cash Equivalents at End of Period                  $ 21,294         $ 23,253
                                                                                 ========         ========


See notes to consolidated financial statements.

Notes to Consolidated Financial Statements
(unaudited)
September 27, 1996

Note A - Accounting Policies

In management's opinion, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position as of September 27, 1996 and December 31, 1995 and the results of operations for the nine months ended September 27, 1996 and September 29, 1995.

Note B - Inventories

                                     Sept. 27,       Dec. 31,
(Dollars in thousands)                1996             1995
-------------------------------------------------------------
Principally average cost:
  Raw materials and supplies        $ 23,964        $ 19,719
  In Process                          50,943          57,012
  Finished                            42,748          42,223
                                    --------        --------
                                     117,655         118,954
Excess of average cost over
   LIFO inventory value               25,793          26,227
                                    --------        --------
                                    $ 91,862        $ 92,727
                                    ========        ========


Note C - Subsequent Events

In October 1996, the Company entered into a lease agreement with the Toledo-Lucas County Port Authority pursuant to which the Company shall lease an alloy manufacturing facility to be constructed by the Port adjacent to the Company's Elmore, Ohio facility. The initial term of the lease commenced as of October 1, 1996 and continues until May 1, 2011. The lease contains three additional five year renewal terms exercisable at the option of the Company. Lease payments are to begin in December 1997. Payments under the lease commitment are (in thousands) $120 in 1997; $1,818 in 1998; $1,996 in 1999;
$1,998 in 2000; $1,999 in 2001; and $19,180 thereafter. The lease will be accounted for as an operating lease. In connection with the construction of the facility, the Company has granted a security interest in certain equipment with a value of approximately $5.0 million to secure a loan to the Port from the Director of Development of the State of Ohio acting on behalf of the State of Ohio.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
--------------------------------------------

RESULTS OF OPERATIONS
---------------------

Third quarter sales were $88.3 million, a 1% decrease from the third quarter 1995 sales of $89.4 million. Beryllium Products, Precious Metal Products and domestic Alloy shipments increased; however, international sales, were $24.5 million or 28% of total sales in the third quarter 1996, a decline from $29.9 million or 33% of third quarter 1995 sales.

Domestic sales of Alloy Products increased in the third quarter 1996 over the third quarter 1995. The rate of increase slowed from previous quarters this year due to mix shifts in strip products and a seasonal slowdown in recreation and leisure markets. Strip sales into the automotive market continue to out-perform the comparable prior quarter. The pass-through effect of lower commodity prices, primarily copper, negatively impacted sales as compared to the year-ago period, but with no loss in gross profits. International sales of Alloy Products declined as a result of softer demands in the European and Asian markets. The stronger dollar had an unfavorable impact on the translated value of foreign currency sales as well.

Sales of Beryllium Products showed good growth in the third quarter 1996 as compared to the year-ago period, primarily due to growing demand for AlBeMet(R) products from the commercial and defense/aerospace markets. Order income also improved during the quarter.

As previously reported in Part II, Item 7, of the Company's Form 10-K for the fiscal year ended December 31, 1995, the Company filed a petition before the U.S. Department of Commerce, International Trade Administration and the U.S. International Trade Commission on March 14, 1996, requesting the imposition of anti-dumping duties on imports of beryllium metal from Kazakhstan. On April 3, 1996, the U.S. Department of Commerce decided to initiate an anti-dumping investigation, and on April 29, 1996, the U.S. International Trade Commission found that there was a reasonable indication that imported beryllium from Kazakhstan caused material injury to the U.S. beryllium industry. In September 1996, the International Trade Commission announced the scheduling of the final phase of the anti-dumping investigation as a result of an affirmative preliminary determination by the Department of Commerce that imports of beryllium from Kazakhstan are being, or are likely to be, sold in the United States at less than fair value within the meaning of Section 733 of the Tariff Act of 1930. A final determination is expected in the first quarter 1997.

Ceramic sales declined from the third quarter 1995. Excess inventory levels at several major customers contributed to the shortfall as a result of weaker demand for beryllia packages from the cellular industry.

Specialty Metal Systems sales were less in the current quarter versus the comparable period last year as demand from the semiconductor and computer markets softened. Automotive and telecommunications' demand remained strong.

Sales of Precious Metal Products improved in the third quarter 1996 over the third quarter 1995. Sales of vapor deposition targets grew as a result of continued penetration into the CD-R market and market share gains from broadening the product and service offerings. Braze materials and refining services, while not as significant, showed modest growth. The rapidly declining frame lid assembly market has become even more competitive as the remaining suppliers are using aggressive pricing strategies to gain market share.

Gross profit of $23.7 million or 27% of sales in the third quarter 1996 rose from $22.6 million or 25% of sales in the third quarter 1995. Productivity gains and operating efficiencies generated at several facilities, along with an increase in sales of certain high margin products, contributed to the improvement.

Sales of $286.5 million for the first nine months of 1996 were essentially flat with the first nine months of 1995. Domestic sales of Alloy Products and Clad Metal Products increased while sales of Beryllium Products, Ceramics and Precious Metal Products declined. For the first nine months, International sales were $79.8 million accounting for 28% of total sales as compared to $103.1 million or 36% of sales in 1995. Gross margin improved to 28% from 27%. The factors affecting the third quarter margins also apply to the first nine months' results.

Selling, administrative and general expenses were $16.0 million or 18% of sales in the third quarter 1996 compared to $15.3 million or 17% of sales in the third quarter 1995. Year-to-date expenses are $48.4 million as compared to $46.6 million in 1995. A newly reorganized function responsible for sales and production planning contributed to the increase as did certain commission expenses.

Research and Development expenses were $1.9 million in the third quarter 1996 and $6.1 million for the nine months compared to $2.1 million and $5.9 million for the respective periods in 1995. The increase is primarily due to development work on lower cost, higher quality copper-based alloys.

Other-net was $0.2 million income in the third quarter 1996 versus $0.7 million expense in the third quarter 1995. For the year, other-net is $0.7 million income in 1996 and $1.1 million expense in 1995. Currency translation and exchange gains account for the difference.

Third quarter 1996 interest expense of $0.3 million was flat with the third quarter 1995. The year-to-date expense has declined to $1.0 million from $1.2 million last year. Overall debt levels are lower in 1996 than 1995.

Income before income taxes was $5.7 million in the third quarter 1996, a 39% improvement over the $4.1 million earned in the third quarter 1995. While sales declined slightly, the improved margins and an increase in other net income led to the increased earnings. For the year, income before income taxes was $25.3 million compared to $22.4 million in 1995. Income taxes were provided for at 20.2% of pre-tax income in the third quarter 1996 and 29.5% for the first nine months of 1996. For the first nine months of 1995, a rate of 25.1% was employed. A lower rate was used in the third quarter 1996 as a result of an anticipated increase in the depletion allowance for the year. Higher earnings and a decrease in various book versus tax adjustments contributed to the higher rate used for the first nine months 1996 as compared to the first nine months 1995. Earnings per share were $0.28 for the third quarter and $1.11 for the first nine months 1996 as compared to $0.20 and $1.02 in the respective periods in 1995.

FINANCIAL CONDITION
-------------------

Net cash provided from operating activities was $28.5 million during the first nine months of 1996 compared to $24.4 million for the same period in 1995. The cash balance at the end of the third quarter 1996 was $21.3 million.

Accounts receivable has grown 7% since year-end 1995, approximately the same rate of growth in sales for the applicable periods. Inventory values have declined slightly during 1996.

Capital expenditures for property, plant and equipment amount to $20.8 million for the first nine months 1996 compared to $15.5 million for the first nine months 1995. Initial progress payments were made in the third quarter 1996 on major pieces of equipment to be acquired for the alloy modernization project at the Company's Elmore, Ohio facility. It is anticipated that this project will cost on the order of $110 million with funds expended over three years.

Excavation work on a new bertrandite ore pit in Utah is planned to begin soon. The Company also announced plans to construct a new facility by mid-1997 to produce a family of specialty alloys in rod, bar and tube form at a cost in excess of $10 million.

The Company purchased 359,000 shares of its Common Stock at a cost of $6.7 million during 1996 under a program approved by the Board of Directors late last year. In May 1996, the Board of Directors withdrew the authority for additional share re-purchases. Dividends paid were $6.5 million for the first nine months of 1996. The dividend per share amount was recently increased to $0.11 by the Board.

In October 1996, the Company entered into a lease agreement with the Toledo-Lucas County Port Authority pursuant to which the Company shall lease an alloy manufacturing facility to be constructed by the Port adjacent to the Company's Elmore, Ohio facility. The initial term of the lease commenced as of October 1, 1996 and continues until May 1, 2011. The lease contains three additional five year renewal terms exercisable at the option of the Company. Lease payments are to begin in December, 1997. See Note C of the Notes to Consolidated Financial Statements.

In October 1996, the Company announced that it had executed a definitive agreement to acquire Circuits Processing Technology, Inc., a San Diego-based producer of thick film circuits. The acquisition is anticipated to be completed during the fourth quarter 1996 for an amount that is not material to the Company.

Total debt decreased $4.5 million during the first nine months of 1996. Long-term debt as a percent of total capital was 7%.

Funds being generated by operations, plus the available borrowing capacity, are believed adequate to support the Company's short-term and long-term capital requirements which include operating requirements, capital expenditures, remediation projects, dividends and small acquisitions. Excess cash, if any is invested in money market instruments and other high quality investments.

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         (a) BERYLLIUM EXPOSURE CLAIMS

         RECENT DEVELOPMENTS RELATING TO PENDING CLAIMS SINCE THE END OF SECOND QUARTER 1996. As previously reported in the Company's annual report on Form 10-K for the year ended December 31, 1995, the Company and certain of its employees were defendants in separate suits filed by nine Company employees and their spouses against the Company and certain Company employees in the Superior Court of Pima County, Arizona. The plaintiffs claimed that, during their employment with the Company, they contracted chronic beryllium disease as a result of exposure to beryllium and beryllium-containing products. The plaintiffs sought compensatory and punitive damages of an unspecified amount based on allegations that the Company intentionally misrepresented the potential danger of exposure to beryllium and breached an agreement to pay certain benefits in the event the plaintiffs contracted chronic beryllium disease. As previously reported in the Company's quarterly report on Form 10-Q for the quarter ended June 28, 1996, Rudy Gamez, an employee of the Company, filed a suit on July 5, 1996 against the Company in the Superior Court of Pima County, Arizona, based on similar claims and seeking similar relief. The Company successfully moved for summary judgment in all of the nine cases reported in the Company's annual report on Form 10-K for the year ended December 31, 1995, and judgments were entered on August 26, 1996. Counsel for the plaintiffs have filed notice of appeal from these judgments with the Superior Court of Pima County, Arizona. The Company's motion for summary judgment did not cover the GAMEZ case, which is currently pending. Defense of all of these cases is being conducted by counsel retained by the Company. The Company believes that resolution of these cases will not have a material effect on the Company.

         In August 1994 and April 1995, the Company had notified the State Compensation Fund, a workers' compensation fund in the State of Arizona, of the filing of the above-mentioned employee suits and had requested that the State Compensation Fund defend such suits pursuant to the Company's State Compensation Fund policies. The State Compensation Fund had denied coverage and defense of such suits, but after discussion, had indicated that it would defend some of the employee lawsuits under a reservation of rights. Pursuant to that commitment, the State Compensation Fund has reimbursed the Company for some (but not all) of the costs that the Company has incurred in defending the employee lawsuits.

         In view of the dispute with respect to coverage, however, the State Compensation Fund filed a declaratory judgment action against the Company and certain of its employees in the Superior Court of Pima County, Arizona, for which service of process on the Company occurred on August 21, 1995. This claim was disclosed in the Company's annual report on Form 10-K for the year ended December 31, 1995 and in the Company's quarterly report on Form 10-Q for the quarter ended June 28, 1996. The Company filed an answer and counterclaim. On May 13, 1996, the Court entered an order granting the State Compensation Fund's motions for partial summary judgment, which, among other things, sought a declaration of no duty to defend or indemnify the Company against claims for breach of contract and claims for intentional tort. These rulings did not completely dispose of the State Compensation Fund's claims, and did not address the Company's counterclaim. As of September 1, 1996, the State Compensation Fund refused to reimburse the Company for any further defense costs that it might incur. It has also indicated that it plans to seek reimbursement of the defense costs already paid. Defense of this case is being conducted by counsel retained by the Company.

         In September 1995 and January 1996, the Company had notified the Argonaut Insurance Company that it was requesting the defense of two of the aforementioned employee lawsuits. Argonaut agreed to defend the Company under a reservation of rights, but has not yet reimbursed the Company for any of its defense costs. In view of the dispute with respect to coverage, Argonaut filed a declaratory judgment action on April 22, 1996 against the Company and certain of its employees in the Superior Court of Pima County, Arizona. Subsequently, in September 1996, Argonaut and the Company agreed that Argonaut would dismiss its declaratory judgment action (with the right to refile it later); that they would not litigate any coverage issues between themselves until the State Compensation Fund's declaratory judgment action has been completely resolved; and that both parties would be bound by the resolution of the coverage issues in the State Compensation Fund's declaratory judgment action.

         As previously reported in the Company's annual report on Form 10-K for the year ended December 31, 1995, the United States Magistrate Judge appointed by the District Court in the HOUK and VANCE cases had issued a report recommending that the Company's answer in these cases be stricken, that a default judgment be entered against the Company, and that certain facts be taken as established for purposes of these cases. These recommendations had resulted from the plaintiffs' motion for sanctions against the Company for alleged failure to fulfill discovery requests and failure to comply with certain Court orders despite the Magistrate Judge's finding that the prior local counsel retained by the Company's insurer had not reported the existence of these orders to the Company. The Company filed objections to the Magistrate Judge's report. On September 30, 1996, the District Court issued an order accepting in part and modifying in part the report, and providing that the only sanction against the Company will be a monetary payment of $175,000. The cases are now scheduled for trial on March 3, 1997.

         CLAIMS CONCLUDED SINCE THE END OF SECOND QUARTER 1996. As previously reported in the Company's quarterly reports on Form 10-Q for the first two quarters of 1996, the Company and certain of its present and past Directors were defendants in a class action suit filed on April 2, 1996 in the Court of

Common Pleas for Cuyahoga County, Ohio, by Christine A. Toth, a former employee of the Company, and her husband on behalf of a putative class of all current and former employees of the Company from 1949 to date of the suit. On July 12, 1996, the Court granted the Company's motion to dismiss the complaint. The time limit for filing an appeal from the Court's judgment has expired.

         In three cases brought by the Company's current employees and filed in the Court of Common Pleas for Cuyahoga County, Ohio, on July 12, 1996, November 1, 1995 and August 1, 1995, respectively, the employees alleged that they contracted chronic beryllium disease as a result of exposure to beryllium or beryllium dust. The complaints included claims by the employees for employer intentional tort, fraud and misrepresentation and claims by family members for loss of consortium. The plaintiffs sought compensatory damages in excess of $25,000 and punitive damages in excess of $25,000. While the cases filed on November 1, 1995 and August 1, 1995, respectively, were disclosed in the Company's annual report on Form 10-K for the year ended December 31, 1995, the case filed on July 12, 1996 was disclosed in the Company's quarterly report on Form 10-Q for the second quarter ended June 28, 1996. On October 4, 1996, the plaintiffs in all three cases voluntarily dismissed their claims.

         CLAIMS INITIATED SINCE THE END OF SECOND QUARTER 1996. On August 23, 1996, Ralph Whitaker and Richard Fillmore, both current employees of the Company, and their spouses filed suit against the Company in the Court of

Common Pleas for Cuyahoga County, Ohio, on behalf of a putative class of all current and former employees of the Company from 1949 to date of the suit and their family members. The plaintiffs claim, inter alia, that defendants committed an intentional tort by misleading the Company's employees and the public about the efficacy and adequacy of the standard adopted by the Occupational Safety and Health Administration (OSHA) with respect to exposure to airborne beryllium to protect employees from chronic beryllium disease and by making misrepresentations to employees and the public about the risks of such exposure in the work place. Plaintiffs also allege that defendants have deliberately withheld or concealed material information about the effects of such exposure to airborne beryllium. Plaintiffs seek compensatory damages in the amount of $100 million and punitive damages in the amount of $200 million together with certain injunctive relief. On October 4, 1996, the Company moved for dismissal of the entire complaint or partial summary judgment disposing of the claims of Mr. Fillmore. The motion remains pending.

         (b) ASBESTOS EXPOSURE CLAIMS

         A subsidiary of the Company (the "Subsidiary") is a co-defendant in twenty-nine cases making claims for asbestos-induced illness allegedly relating to the former operations of the Subsidiary, then known as The S.K. Wellman Corp. Twenty-two of these cases have been reported in prior filings with the S.E.C. In all but a small portion of these cases, the Subsidiary is one of a large number of defendants in each case. The plaintiffs seek compensatory and punitive damages, in most cases of unspecified sums. Each case has been referred to a liability insurance carrier for defense. With respect to those referrals on which a carrier has acted to date, a carrier has accepted the defense of the actions, without admitting or denying liability. Two hundred thirty-one similar cases previously reported have been dismissed or disposed of by pre-trial judgment, one by jury verdict of no liability and twelve others by settlement for nominal sums. In one pending case, a Delaware subsidiary of the Subsidiary, formerly known as The S.K. Wellman Company, is a defendant along with several other defendants. The Company believes that resolution of the pending cases referred to above will not have a material effect upon the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS

                           11. Statement re: computation of per share earnings.
                           27. Financial Data Schedule.

         (b)      REPORTS ON FORM 8-K

                  There have been no reports on Form 8-K during the quarter ended September 27, 1996.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     BRUSH WELLMAN INC.

Dated: November 14, 1996

                                                    /s/ CARL CRAMER
                                                    ----------------------------
                                                    Carl Cramer
                                                    Vice President Finance and
                                                    Chief Financial Officer