Form 10-K405
period 1996-12-31
BRUSH WELLMAN INC
filed 1997-03-27
CIK 14957

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
[ X ]

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1996

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

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

       The aggregate market value of Common Stock, par value $1 per share, held by non-affiliates of the registrant (based upon the closing sale price on the New York Stock Exchange) on March 10, 1997 was approximately $277,558,553.

       As of March 10, 1997, there were 16,286,119 shares of Common Stock, par value $1 per share, outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

       Portions of the annual report to shareholders for the year ended December 31, 1996 are incorporated by reference into Parts I and II.

       Portions of the proxy statement for the annual meeting of shareholders to be held on May 6, 1997 are incorporated by reference into Part III.

                                     PART I

ITEM 1. BUSINESS
----------------
               Brush Wellman Inc. ("Company") manufactures and sells engineered materials for use by manufacturers and others who perform further operations for eventual incorporation into capital, aerospace/defense or consumer products. These materials typically comprise a small portion of the final product's cost. They are generally premium priced and are often developed or customized for the customer's specific process or product requirements. The Company's product lines are supported by research and development activities, modern processing facilities and a global distribution network.

               Customers include manufacturers of electrical/electronic connectors, telecommunication equipment, computers, automobiles, lasers, satellites, appliances, spacecraft, aircraft, oil field instruments and equipment, sporting goods, and defense contractors and suppliers to all of the foregoing industries.

               The Company operates in a single business segment with product lines comprised of beryllium-containing materials and other specialty materials.

               The Company is a fully integrated producer of beryllium, beryllium alloys (primarily copper beryllium), and beryllia ceramic, each of which exhibits its own unique set of properties. The Company holds extensive mineral rights and mines the beryllium bearing ore, bertrandite, in central Utah. Beryllium is extracted from both bertrandite and imported beryl ore. In 1996, 73% of the Company's sales were of products containing the element beryllium (73% in 1995 and 70% in 1994). Beryllium-containing products are sold in competitive markets throughout the world through a direct sales organization and through owned and independent distribution centers. NGK Metals Corporation of Reading, Pennsylvania and NGK Insulators, Ltd. of Nagoya, Japan compete with the Company in the beryllium alloys field. Beryllium alloys also compete with other generally less expensive materials, including phosphor bronze, stainless steel and other specialty copper and nickel alloys. General Ceramics Inc. is a domestic competitor in beryllia ceramic. Other competitive materials include alumina, aluminum nitride and composites. While the Company is the only domestic producer of the metal beryllium, it competes with other fabricators as well as with designs utilizing other materials.

               Sales of other specialty materials, principally metal systems and precious metal products, were 27% of total sales in 1996 (27% in 1995 and 30% in 1994). Precious metal products are produced by Williams Advanced Materials Inc. (hereinafter referred to as "WAM"), a subsidiary of the Company comprised of businesses acquired in 1986, 1989 and 1994. WAM's major product lines include sealing lid assemblies, vapor deposition materials, contact ribbon products for various segments of the semiconductor markets, clad and precious metal preforms, ultra fine wire and restorative dental products. WAM also specializes in precious metal refining and recovery.

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

               Circuits Processing Technology, Inc. (hereinafter referred to as "CPT"), a subsidiary of the Company was acquired during 1996. CPT is a producer of high reliability thick film circuits and other types of complex circuits supporting all aspects of hybrid circuit requirements for both Defense and the commercial marketplace. CPT's competition are thin film deposition processors such as M.I.C.

        SALES AND BACKLOG
        -----------------

               The backlog of unshipped orders as of December 31, 1996, 1995 and 1994 was $94,428,000, $95,718,000 and $95,354,000, respectively. Backlog is generally represented by purchase orders that may be terminated under certain conditions. The Company expects that, based on recent experience, substantially all of its backlog of orders at December 31, 1996 will be filled during 1997.

               Sales are made to approximately 5,400 customers. Government sales, principally subcontracts, accounted for about 1.2% of consolidated sales in 1996 as compared to 1.3% in 1995 and 3.2% in 1994. Sales outside the United States, principally to Western Europe, Canada and Japan, accounted for approximately 29% of sales in 1996, 34% in 1995 and 33% in 1994. Financial information as to sales, identifiable assets and profitability by geographic area set forth on page 16 Note M to the consolidated financial statements in the annual report to shareholders for the year ended December 31, 1996 is incorporated herein by reference.

        RESEARCH & DEVELOPMENT
        ----------------------

               Active research and development programs seek new product compositions and designs as well as process innovations. Expenditures for research and development amounted to $8,309,000 in 1996, $7,814,000 in 1995 and $8,754,000 in 1994. A staff of 50 scientists, engineers and technicians was employed in this effort during 1996. Some research and development projects were externally sponsored and expenditures related to those projects (approximately $166,000 in 1996, $36,000 in 1995 and $102,000 in 1994) are excluded from the above totals.

        AVAILABILITY OF RAW MATERIALS
        -----------------------------

               The more important raw materials used by the Company are beryllium (extracted from both imported beryl ore and bertrandite mined from the Company's Utah properties), copper, gold, silver, nickel, platinum and palladium. The availability of these raw materials, as well as other materials used by the Company, is adequate and generally not dependent on any one supplier. Certain items are supplied by a preferred single source, but alternatives are believed readily available.

        PATENTS AND LICENSES
        --------------------

               The Company owns patents, patent applications and licenses relating to certain of its products and processes. While the Company's rights under the patents and licenses are of some importance to its operations, the Company's businesses are not materially dependent on any one patent or license or on the patents and licenses as a group.

        ENVIRONMENTAL MATTERS
        ---------------------

               The inhalation of airborne beryllium particulate may present a health hazard to certain individuals. For decades the Company has operated its beryllium facilities under stringent standards of inplant and outplant discharge. These standards, which were first established by the Atomic Energy Commission over forty years ago, were, in general, subsequently adopted by the United States Environmental Protection Agency and the Occupational Safety and Health Administration. The Company's experience in sampling, measurement, personnel training and other aspects of environmental control gained over the years, and its investment in environmental control equipment, are believed to be of material importance to the conduct of its business.

        EMPLOYEES
        ---------

               As of December 31, 1996 the Company had 1,926 employees.

         FORWARD-LOOKING INFORMATION
         ---------------------------

                  The portions of narrative set forth in this Item 1 and elsewhere in this Annual Report on Form 10-K that are not historical in nature are forward-looking statements. The Company's actual future performance may differ from that contemplated by the forward-looking statements as a result of a variety of factors that include, in addition to those mentioned elsewhere herein, the condition of the markets which the Company serves, the success of the Company's strategic plans, the timely and successful completion of pending capital expansions and the conclusion of pending litigation matters in accordance with the Company's expectation that there will be no materially adverse effects.

ITEM 2. PROPERTIES
------------------

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

               JUAB COUNTY, UTAH - The Company holds extensive mineral rights in Juab County, Utah from which the beryllium bearing ore, bertrandite, is mined by the open pit method. A substantial portion of these rights is held under lease. Ore reserve data set forth on page 23 of this Form 10-K annual report for the year ended December 31, 1996 is incorporated herein by reference.

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

               OCEANSIDE, CALIFORNIA - A 12,000 square foot leased facility on .75 acres of leased land. Over two-thirds of the facillity is comprised of clean rooms which meet the Mil. Stds. 209D requirements, for the production of thick-film circuits and other complex circuits.

               SINGAPORE, SINGAPORE - A 4,500 square foot leased facility for the assembly and sale of precious metal hermetic sealing lids.

               Production capacity is believed to be adequate to fill the Company's backlog of orders and to meet the current level of demand. However, the Company is currently re-evaluating production capacity in light of anticipated sales increases from development of new applications for the Company's products and expanding international presence. In May 1996, the Board of Directors approved a plan for a major expansion and upgrading of alloy strip capabilities involving the investment of $110 million at the Company's Elmore , Ohio facility. The goal of this investment is to increase strip production capacity, reduce production costs, improve quality, reduce delivery lead times, and optimize working capital utilization.


ITEM 3.  LEGAL PROCEEDINGS
--------------------------

(a)      ENVIRONMENTAL PROCEEDINGS.
         --------------------------

                  PENDING CLAIMS. The Company received a complaint on July 26, 1994, service of which was waived on September 29, 1994, in GLIDDEN COMPANY ET AL. V. AMERICAN COLOR AND CHEMICAL ET AL., No. 94-C-3970, filed in the United States District Court for the Eastern District of Pennsylvania. The plaintiffs are five companies which, pursuant to orders issued by the U.S. Environmental Protection Agency (the "U.S. EPA") under the Comprehensive, Environmental, Response Compensation and Liability Act ("CERCLA"), have been spending funds to secure, maintain and conduct an investigation of the Berks Landfill in Sinking Springs, Pennsylvania ("Berks Site"). The plaintiffs are alleged to have disposed of wastes at the Berks Site, which operated from 1950 through October 1, 1986. The 22 defendants (4 of which were added in 1997) consist of former owners or operators of the Berks Site and alleged transporters and/or generators of waste disposed of at the Berks Site. It is believed that hundreds of other entities disposed of waste at the Berks Site during its long period of operation. The plaintiffs seek to recover their past and future costs pursuant to rights of contribution under CERCLA and the Pennsylvania Hazardous Sites Cleanup Act. Plaintiffs allege that, as of September 1994, they had spent $335,000 to secure and maintain the Berks Site and that they expected to spend $1.7 million for a remedial investigation/feasibility study and a risk assessment. The remedial investigation and risk assessment have been submitted to the U.S. EPA and approved. A draft feasibility study was prepared, submitted to the U.S.

EPA and revised in response to the U.S. EPA's comments. Although no final remedy has been proposed, the revised feasibility study presents eight alternative remedies with estimated present worth costs ranging from zero (no action alternative) up to $14.7 million. The Company's remediation expenses at the Berks Site will be affected by a number of uncertainties, including the method and extent of remediation, the percentage of waste disposed of at the Berks Site attributable to the Company relative to that attributable to other parties, and the financial capabilities of the other Potentially Responsible Persons ("PRPs"). Discovery is proceeding pursuant to a case management order.

                  On or about September 25, 1992, the Company was served with a third-party complaint, filed in the United States District Court for the Eastern District of Pennsylvania, alleging that the Company, along with 159 other third-party defendants, is jointly and severally liable under CERCLA, 42 U.S.C. Sections 9607(a) and 9613(b), for response costs incurred in connection with the clean-up of hazardous substances in soil and groundwater at the Douglassville Site ("Douglassville Site") located in Berks County, Pennsylvania: UNITED STATES OF AMERICA V. BERKS ASSOCIATES INC. ET AL. V. AAMCO TRANSMISSIONS ET AL., Case No. 91-4868. Third-party complaints adding further parties were filed subsequently. Prior to the commencement of litigation, the Company had responded to a request for information from the U.S. EPA by denying that it arranged to send any substances to the Douglassville Site. Although the Company has no documents in its own files relating to the shipment of any waste to the Douglassville Site, documents maintained by third-party plaintiffs suggest that 8,344 gallons of waste oil from the Company may have been taken there. According to a consultant retained by third-party plaintiffs, approximately 153 million gallons of waste were sent to the Douglassville Site. The Company denies liability. The Company participated in court-ordered settlement proceedings, which resulted in a DE MINIMIS settlement offer by the United States. The Company has accepted that offer and is awaiting notice from the government showing the final settlement calculation.

                  The Company was identified as one of the potentially responsible parties under CERCLA at the Spectron Superfund Site in Elkton, Maryland ("Elkton Site"). The Company reached a settlement with the U.S. EPA resolving the Company's liability under the Administrative Orders by Consent dated August 21, 1989 and October 1, 1991. Compliance with the terms of these Orders costs approximately $8,480,000, of which the Company's proportionate share was $20,461. On September 29, 1995, the U.S. EPA sent a "Special Notice for Negotiations for Remedial Investigation/Feasibility Study" to approximately 700 PRPs including the Company. The U.S. EPA estimates that the final remedy for the Elkton Site will cost in the aggregate approximately $45 million. In October 1995, the terms of several proposed DE MINIMIS settlement/buyout options designed to resolve all remaining liability with respect to the Elkton Site were circulated among a group of PRPs including the Company. The Company indicated its willingness to pursue resolution of its liability through a DE MINIMIS settlement/buyout. No litigation has been initiated by the U.S. EPA with respect to this matter.

                  CLAIMS CONCLUDED SINCE THE END OF THIRD QUARTER 1996. The Company had learned in April 1993 that the Ohio Environmental Protection Agency had referred to the Ohio Attorney General's Office (the "OAG") for consideration the initiation of enforcement proceedings against the Company respecting alleged violations of various environmental laws at its facility in Elmore, Ohio. On October 19, 1994, the Court of Common Pleas for Ottawa County, Ohio entered a consent decree resolving alleged violations relating to air emission standards. Negotiations between the OAG and the Company regarding alleged hazardous waste and solid waste violations, including matters discovered during the course of such negotiations, resulted in a preliminary agreement pursuant to which the Company was required to pay a total of $227,000 and undertake a specific pollution prevention project in lieu of paying additional penalties. This agreement was finalized in a consent decree entered by the Court of Common Pleas for Ottawa County on November 12, 1996: STATE OF OHIO V. BRUSH WELLMAN INC. The Company has made the required payments and currently is implementing the pollution prevention project in accordance with a schedule set out in the Consent Decree.

(b)      BERYLLIUM EXPOSURE CLAIMS.
         --------------------------
                  The inhalation of excessive amounts of airborne beryllium particulate may present a health hazard to certain individuals. For decades the Company has operated its beryllium facilities under stringent standards of inplant and outplant discharge. These standards, which were first developed by the Atomic Energy Commission over forty years ago, were, in general, substantially adopted by the U.S. EPA and the Occupational Safety and Health Administration (OSHA). The Government has continued to review these standards, and governmental agencies continue to debate their adequacy. For example, the Department of Energy has recently concluded that, in its opinion, current beryllium standards may not be adequate to protect its own workers, and has commenced gathering data, views and other relevant information to develop a possible revised standard for occupational exposure to beryllium at Department of Energy facilities. Moreover, some of the private litigants mentioned below have made similar claims. In contrast, the American Conference of Governmental Industrial Hygienists, a professional organization devoted to the administrative and technical aspects of occupational and environmental health, has proposed retention of the current occupational exposure standards and addition of a new standard to limit high short-term exposures.

                  There were a number of new cases filed against the Company in 1996. Many of these cases were brought by present or former employees of the Company who were found to have asymptomatic or subclinical forms of chronic beryllium disease after participating in a blood-testing program voluntarily initiated by the Company for all of its employees.

                  PENDING CLAIMS. The Company is currently a defendant in the following eleven product liability cases in which the plaintiffs allege injury resulting from exposure to beryllium and beryllium-containing materials, other than as employees of the Company, and are claiming recovery based on various legal theories. Nine of these cases were previously reported in the Company's annual report on Form 10-K for the year ended December 31, 1995. Two cases were filed after the end of third quarter 1996: BALLINGER ET AL. V. BRUSH WELLMAN INC., filed in the U.S. District Court of Colorado on November 7, 1996; and GARY FOSTER ET AL. V. BRUSH WELLMAN INC. ET AL., filed in the U.S. District Court, Eastern District of Tennessee, on February 19, 1997. The Company believes that resolution of these cases will not have a material adverse effect on the Company. Defense for each of the cases identified in the table below is being conducted by counsel selected by the Company and retained, with reservations of rights, by the Company's insurance carriers.


-------------------------------------------------------------------------------------------------------------------
NAME OF PLAINTIFF          DATE LAWSUIT    FORUM                      RELIEF REQUESTED
                           INSTITUTED
-------------------------------------------------------------------------------------------------------------------
Richard Neiman and Spouse  November 1990   Court of Common Pleas,     Damages in excess of $20,000 for personal
                                           Montgomery County,         injury and in excess of $20,000 for loss of
                                           Pennsylvania               consortium
-------------------------------------------------------------------------------------------------------------------
Geraldine G. Ruffin,       September       New Jersey Superior        Compensatory and punitive damages of an
individually and as        1991; notice    Court -- Appellate         unspecified amount
executrix                  of appeal       Division (appeal from
                           filed by        trial court summary
                           plaintiffs      judgment entered in
                           May 1995        favor of the Company on
                                           March 31, 1995)
-------------------------------------------------------------------------------------------------------------------
McKinley Houk              October 1992    United States District     Compensatory damages of $5 million and
                                           Court, Eastern District    punitive damages of $3 million
                                           of Tennessee
-------------------------------------------------------------------------------------------------------------------
William Ray Vance and      October 1992    United States District     Compensatory damages of $3 million for
Spouse                                     Court, Eastern District    personal injury, $1 million for loss of
                                           of Tennessee               consortium and combined punitive damages of
                                                                      $5 million
-------------------------------------------------------------------------------------------------------------------
David Taggart and Spouse   October 1992    Court of Common Pleas,     Compensatory damages in excess of $25,000
                                           Chester County,            each for personal injury and loss of
                                           Pennsylvania               consortium against Williams Advanced
                                                                      Materials, Inc., a subsidiary of the Company
-------------------------------------------------------------------------------------------------------------------
Harry Robbins and Spouse   June 1993       Court of Common Pleas,     Both plaintiffs individually seek
                                           Montgomery County,         compensatory damages in excess of $50,000.
                                           Pennsylvania               Mr. Robbins also seeks punitive damages in
                                                                      excess of $50,000
-------------------------------------------------------------------------------------------------------------------
Troy Murphy Morgan,        June 1994       United States District     Aggregate claims, including compensatory and
Corky Dean McCarter and                    Court, Eastern District    punitive damages, in the amount of $19
Spouse, Richard Emory                      of Tennessee               million
Myers, Sr. and Spouse
and Kathlene Beatty
-------------------------------------------------------------------------------------------------------------------
George F. Faccio and       July 1995       United States District     Compensatory and punitive damages of an
Spouse                                     Court, District of         unspecified amount
                                           Arizona
-------------------------------------------------------------------------------------------------------------------
Robert Gallo and Spouse    August 1995     Court of Common Pleas,     Both plaintiffs seek compensatory damages in
                                           Berks County,              unspecified amounts.  Mr. Gallo also seeks
                                           Pennsylvania               punitive damages of an unspecified amount
-------------------------------------------------------------------------------------------------------------------
Ballinger et al.           November 1996   United States District     Compensatory damages of an unspecified
                                           Court, Colorado            amount and punitive damages of an
                                                                      unspecified amount.
-------------------------------------------------------------------------------------------------------------------
Foster et al.              February 1997   United States District     There are several defendants.  Gary Foster
                                           Court, Eastern District    seeks compensatory damages from each
                                           of Tennessee               corporate defendant of $5 million.  His
                                                                      spouse seeks compensatory damages from each
                                                                      defendant of $1 million. Both plaintiffs seek
                                                                      punitive damages from each defendant of $10
                                                                      million.
-------------------------------------------------------------------------------------------------------------------

                  During the fourth quarter of 1996, settlement agreements were reached in the HOUK and VANCE cases, but the settlements have not yet been finalized. A substantial portion of the settlement payments for both these cases will be paid by insurance.

                  Nine Company employees and their spouses had filed law suits against the Company and certain of its employees in the Superior Court of Pima County, Arizona: COLE ET AL. V. BRUSH WELLMAN INC. ET AL.; CRUZ ET AL. V. BRUSH WELLMAN INC. ET AL.; HAYNES-KERN ET AL. V. BRUSH WELLMAN INC. ET AL.; MATULIN ET AL. V. BRUSH WELLMAN INC. ET AL.; FIMBRES ET AL. V. BRUSH WELLMAN INC. ET AL.; FLORES ET AL. V. BRUSH WELLMAN INC. ET AL.; KOFIRA ET AL. V. BRUSH WELLMAN INC. ET AL.; MALDONADO ET AL. V. BRUSH WELLMAN INC. ET AL.; and STOECKER ET AL. V. BRUSH WELLMAN INC. ET AL. Six of these suits were instituted on June 10, 1994; one was instituted on December 13, 1994; and two were instituted on February 28, 1995. The plaintiffs claimed that, during their employment with the Company, they contracted chronic beryllium disease as a result of exposure to beryllium and beryllium-containing products. The plaintiffs sought compensatory and punitive damages of an unspecified amount based on allegations that the Company intentionally misrepresented the potential danger of exposure to beryllium and breached an agreement to pay certain benefits should the plaintiffs contract chronic beryllium disease. On July 5, 1996, Rudy Gamez, an employee of the Company, filed a suit in the Superior Court of Pima County, Arizona (GAMEZ ET AL. V. BRUSH WELLMAN INC. ET AL.), based upon similar claims and seeking similar relief. The first nine cases noted above were dismissed by the trial court and currently are on appeal following a summary judgment entered in favor of the Company on August 26, 1996. However, the Company's motion for summary judgment did not cover the GAMEZ case, which was filed after the Company had filed its summary judgment motion. The GAMEZ case remains pending at the trial court. Defense of all of these cases is being conducted by counsel retained by the Company. The Company believes that resolution of these cases will not have a material adverse effect on the Company.

                  In August 1994 and April 1995, the Company notified the State Compensation Fund, a workers' compensation fund in the State of Arizona, of the filing of certain of the above-mentioned employee suits and requested that the State Compensation Fund defend such suits pursuant to the Company's State Compensation Fund policies. The State Compensation Fund denied coverage and defense of such suits, but, after discussion, indicated that it would defend some of the employee lawsuits under a reservation of rights. Pursuant to that commitment, the State Compensation Fund has reimbursed the Company for a substantial portion of the costs incurred by the Company in defending the first nine employee lawsuits noted above at the trial court level.

                  In view of the dispute with respect to coverage, however, the State Compensation Fund filed a declaratory judgment action against the Company and certain of its employees in the Superior Court of Pima County, Arizona, for which service of process occurred on August 21, 1995: STATE COMPENSATION FUND V. BRUSH WELLMAN INC. ET AL. The Company filed an answer and counterclaim to the effect that, INTER ALIA, the State Compensation Fund had a duty to defend and indemnify the Company. The Company sought an award of not only the costs of defending the underlying actions, but also the costs incurred with respect to the coverage litigation and punitive damages. On May 13, 1996, the Court entered an order granting the State Compensation Fund's motions for partial summary judgment, which, among other things, sought a declaration of no duty to defend or indemnify the Company against claims for breach of contract and claims for intentional tort. These rulings did not completely dispose of the State Compensation Fund's claims and did not address the Company's counterclaim. As of September 1, 1996, the State Compensation Fund refused to reimburse the Company for any further defense costs that the Company might incur. The State Compensation Fund has also indicated that it plans to seek reimbursement of defense costs already paid. Further proceedings in this action have been stayed pending a ruling on the employees' appeals from the dismissal of their lawsuits by the Superior Court of Pima County, Arizona, in the underlying cases noted above.

                  In September 1995 and January 1996, the Company notified the Argonaut Insurance Company that it was requesting the defense of two of the aforementioned employee lawsuits. Argonaut denied coverage, and, in April 1996, it filed a declaratory judgment action against the Company and certain of its employees in the Superior Court of Pima County, Arizona: ARGONAUT INSURANCE COMPANIES V. BRUSH WELLMAN INC. ET AL. Subsequently, in September 1996, Argonaut and the Company agreed that Argonaut would dismiss its declaratory judgment action (with the right to refile it later), that they would not litigate any coverage issues between themselves until the State Compensation Fund's declaratory judgment action has been completely resolved and that both parties would be bound by the resolution of the coverage issues in the State Compensation Fund's declaratory judgment action.

                  The Company was a defendant in three cases brought by three of the Company's current employees and filed in the Court of Common Pleas for Cuyahoga County, Ohio: WATT ET AL. V. BRUSH WELLMAN INC., filed August 1, 1995; SLEEK ET AL. V. BRUSH WELLMAN INC., filed November 1, 1995; and DAMRON ET AL. V. BRUSH WELLMAN INC., filed July 12, 1996. The plaintiffs in all three cases alleged that they contracted chronic beryllium disease as a result of exposure to beryllium or beryllium dust. The complaints included claims by the employees for employer intentional tort, fraud and misrepresentation and claims by family members for loss of consortium. The plaintiffs sought compensatory damages in excess of $25,000 and punitive damages in excess of $25,000. Pursuant to an interim arrangement between the Company and certain insurance carriers, approximately one-half of the Company's defense costs are payable by the carriers, subject to a full reservation of rights.

                  On October 4, 1996, the plaintiffs in the WATT, SLEEK and DAMRON cases voluntarily dismissed their claims. On January 22, 1997, the plaintiffs in these three cases refiled a suit against the Company in the Court of Common Pleas of Cuyahoga County, Ohio, along with four other current and former employees of the Company and their family members: MIA JOHNSON, EXECUTRIX OF ESTATE OF ETHEL JONES, ET AL. V. BRUSH WELLMAN INC. The plaintiffs allege that they contracted chronic beryllium disease as a result of exposure to beryllium or beryllium dust. The complaints include claims by the employees for employer intentional tort and claims by family members for loss of consortium. Each plaintiff seeks compensatory damages in excess of $25,000 and punitive damages in excess of $25,000.

                  The Company is also a defendant in separate suits filed by five current employees and two former employees of the Company and, in some of the cases, their family members in the Court of Common Pleas for Cuyahoga County, Ohio: WHITAKER ET AL. V. BRUSH WELLMAN INC., filed August 23, 1996; MUSSER ET AL. V. BRUSH WELLMAN INC., filed October 25, 1996; JACOBS ET AL. V. BRUSH WELLMAN INC., filed December 31, 1996; STARIN V. BRUSH WELLMAN INC., filed December 31, 1996; BERLIN V. BRUSH WELLMAN INC., filed January 24, 1997; and KNEPPER ET AL. V. BRUSH WELLMAN INC., filed January 23, 1997. The WHITAKER case is a putative class action filed by two current employees of the Company and their spouses, on behalf of all current and former employees of the Company from 1949 to date of the suit and their family members. The complaints in all of these cases allege that the employees contracted chronic beryllium disease at the workplace and include claims by the employees for employer intentional tort and, except in the STARIN and BERLIN cases, claims by family members. The plaintiffs in the WHITAKER case seek compensatory damages in the amount of $100 million and punitive damages in the amount of $200 million together with certain injunctive relief. The plaintiffs in the JACOBS and STARIN cases seek compensatory damages in excess of $25,000 and punitive damages in excess of $25,000. The plaintiffs in the KNEPPER case seek damages in the amount of $5 million. The plaintiff in the BERLIN case seeks compensatory damages in excess of $25,000 and punitive damages in the amount of $1 million. The plaintiffs in the MUSSER case seek compensatory damages in excess of $25,000 and punitive damages in excess of $25,000.

                  On October 4, 1996, the Company moved for the dismissal of the entire complaint in the WHITAKER case or partial summary judgment disposing of the claims of one of the plaintiffs. On January 7, 1997, the court denied these motions. The Company has filed a motion for judgment on the pleadings in the MUSSER case and a motion to dismiss in the KNEPPER case, and these motions are pending before the court. On February 18, 1997, the plaintiffs in the WHITAKER, MIA JOHNSON, MUSSER, JACOBS, STARIN and BERLIN cases submitted a motion to the Court of Common Pleas for Cuyahoga County, Ohio, to consolidate the cases. On March 20, 1997, the court ordered the consolidation of the WHITAKER and MIA JOHNSON cases.

                  The Company has sought reimbursement of defense costs incurred to date on the MIA JOHNSON, WHITAKER, MUSSER, JACOBS and KNEPPER cases pursuant to the interim arrangement with certain insurance carriers mentioned above. The Company believes that the insurance carriers will pay approximately one-half of the defense costs in the MUSSER case. The Company is awaiting a response from these insurance carriers on the costs submitted for the defense of the remaining claims brought by its Ohio employees and their families.

                  An action was filed by the Arizona State Compensation Fund against the Company on December 11, 1996 in the Superior Court of Pima County, Arizona, seeking a declaratory judgment that the Fund is not required to defend or indemnify the Company against claims made in the WHITAKER putative class action, despite the fact that the WHITAKER putative class action purports to include the Company's employees in Arizona and their families: STATE COMPENSATION FUND V. BRUSH WELLMAN INC. The parties have agreed not to initiate any motion or other proceedings in the case until April 10, 1997.

                  CLAIMS CONCLUDED SINCE THE END OF THIRD QUARTER 1996. In a suit brought by an employee of the Company against a number of defendants, including a customer of the Company, for personal injury resulting from exposure to beryllium-containing materials, the customer filed a third-party complaint against the Company on December 12, 1996 in the Superior Court of New Jersey, Hunterdon County, seeking indemnification: MICHAEL LINDSTEDT V. NATIONAL BERYLLIUM CORP. ET AL., SPECTRA-PHYSICS, INC. V. BRUSH WELLMAN INC. The third-party complaint was dismissed on February 21, 1997.

                  The Company was also a defendant in a product liability case filed on December 23, 1994 in the Superior Court of Orange County, California by Mr. Roberts, an employee of a customer of the Company, and his spouse: ROBERTS ET AL. V. BRUSH WELLMAN INC. In the complaint, Mr. Roberts alleged injury resulting from exposure to beryllium and beryllium-containing materials. Both plaintiffs sought compensatory damages of unspecified amounts and Mr. Roberts also sought punitive damages of an unspecified amount. This case was settled for a non-material amount, over 90% of which was paid by insurance. The case was dismissed by the court on March 19, 1997.

(c)      ASBESTOS EXPOSURE CLAIMS.
         -------------------------
                  A subsidiary of the Company (the "Subsidiary") is a co-defendant in twenty-nine cases making claims for asbestos-induced illness allegedly relating to the former operations of the Subsidiary, then known as The S.K. Wellman Corp. Twenty-eight of these cases have been reported in prior filings with the S.E.C. In all but a small portion of these cases, the Subsidiary is one of a large number of defendants in each case. The plaintiffs seek compensatory and punitive damages, in most cases of unspecified sums. Each case has been referred for defense pursuant to liability insurance coverage and has been accepted for defense without admission or denial of carrier liability. Two hundred thirty-two similar cases previously reported have been dismissed or disposed of by pretrial judgment, one by jury verdict of no liability and twelve others by settlement for nominal sums. In one pending case, a Delaware subsidiary of the Subsidiary, formerly known as The S.K. Wellman Company, is a defendant along with several other defendants. The Company believes that resolution of the pending cases referred to in this paragraph will not have a material effect upon the Company.

                  The Subsidiary is a party to an agreement with the predecessor owner of its operating assets, Pneumo Abex Corporation (formerly Abex Corporation), and five insurers, regarding the handling of these cases. Under the agreement, the insurers share expenses of defense, and the Subsidiary, Pneumo Abex Corporation and the insurers share payment of settlements and/or judgments. In certain of the pending cases, both expenses of defense and payment of settlements and/or judgements are subject to a limited, separate reimbursement agreement with MLX Corp., the parent of the company that purchased the Subsidiary's operating assets in 1986.


(d)      OTHER MISCELLANEOUS CLAIMS.
         ---------------------------

                  PENDING CLAIMS. The Company is also a defendant in a personal injury case filed in the Court of Common Pleas for Ottawa County, Ohio, by an employee of the Company and his spouse: MATHIAS ET AL. V. BRUSH WELLMAN INC., filed January 24, 1997. The plaintiffs seek compensatory damages in excess of $25,000 and punitive damages in excess of $25,000 for an alleged acid spill.

                  CLAIMS CONCLUDED SINCE THE END OF THIRD QUARTER 1996. A subsidiary of the Company, Williams Advanced Materials, Inc., settled for a non-material amount a lawsuit filed on December 6, 1994 in the Circuit Court of Dade County, Florida, and subsequently removed to the United States District Court for the Southern District of Florida, Dade County, Florida: JACOBSEN V. CERAMCO, INC., ET AL.. Williams Advanced Materials, Inc. was a co-defendant in the law suit along with eight other defendants. In his complaint, the plaintiff alleged that he had contracted silicosis from being exposed to silicon dental products and sought damages in excess of $15,000. The case was dismissed on October 15, 1996.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------- ---------------------------------------------------

               Not Applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------

               The following table provides information as to the executive officers of the Company.

   NAME                       AGE                 POSITIONS AND OFFICES
   ----                       ---                 ---------------------

Gordon D. Harnett             54            Chairman of the Board, President,
                                            Chief Executive Officer and Director

Michael D.  Anderson          45            Vice President Beryllium Products

Carl Cramer                   48            Vice President Finance, Chief
                                            Financial Officer

Stephen Freeman               50            Vice President Alloy Products

Craig B. Harlan               59            Vice President International - Europe

Alfonso T. Lubrano            47            President - Technical Materials, Inc.

John J. Paschall              59            President - Williams Advanced Materials Inc.

Robert H. Rozek               62            Senior Vice President International

Andrew J. Sandor              57            Vice President Alloy Technology

Daniel A. Skoch               47            Vice President Administration and Human Resources



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

               MR. LUBRANO was elected President - Technical Materials, Inc. effective Apirl, 1995 and Vice President and General Manager effective March, 1992. Prior to that, he served as Vice President and Business Director of Engelhard Corporation from 1987.


               MR. PASCHALL was elected President - Williams Advanced Materials Inc. effective November, 1991. He had served as Vice President Operations - Williams Advanced Materials Inc. since April, 1989.

               MR. ROZEK was elected Senior Vice President International effective March 5, 1996. He had served as Senior Vice President International and Beryllium Products since March 7, 1995. Prior to that, he has served as Vice President International effective October 1991 and Vice President Corporate Development effective February 27, 1990.

               MR. SANDOR was elected Vice President Alloy Technology effective March 5, 1996. He had served as Vice President Operations since October, 1991. He had served as Senior Vice President since September, 1989.

               MR. SKOCH was elected Vice President Administration and Human Resources effective March 5, 1996. He had served as Vice President Human Resources since July, 1991. Prior to that he was Corporate Director - Personnel.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
------- ----------------------------------------------------
        STOCKHOLDER MATTERS
        -------------------

               The Company's Common Stock is traded on the New York Stock Exchange. As of March 10, 1997 there were 2,507 shareholders of record. Information as to stock price and dividends declared set forth on page 17 in Note N to the consolidated financial statements in the annual report to shareholders for the year ended December 31, 1996 is incorporated herein by reference. The Company's ability to pay dividends is generally unrestricted, except that it is obligated to maintain a specified level of tangible net worth pursuant to an existing credit facility.

                  As previously stated on page 2 of this annual report on Form 10-K, the Company acquired Circuits Processing Technology, Inc. ("CPT") on October 2, 1996 pursuant to an Agreement and Plan of Merger dated October 2, 1996 (the "Merger Agreement") by and among the Company, CPT Acquisition, Inc. a California corporation and a direct wholly owned subsidiary of the Company ("Merger Sub"), and CPT, a California corporation. Pursuant to the Merger Agreement, as consideration for the merger of Merger Sub with and into CPT (the "Merger"), the Company issued and sold 368,421 shares of the Company's Common Stock, par value $1 per share (the "Merger Shares"), to four individuals, who were the holders of all of the issued and outstanding shares of common stock of CPT (the "CPT Holders") immediately prior to the effective time of the Merger.

                  At the effective time of the Merger, Merger Sub was merged into CPT (with CPT as the surviving corporation), the separate corporate existence of Merger Sub ceased and each share of common stock of Merger Sub issued and outstanding immediately prior to the effective time of the Merger, by virtue of the Merger and without any action on the part of the holders thereof, was converted into and became one fully-paid and non-assessable share of common stock of CPT. As a result of the Merger, CPT became a wholly owned subsidiary of the Company.

                  The Merger Shares were issued and sold by the Company to the CPT Holders pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), provided by Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. The Company relied upon the representations of the four CPT Holders that they were acquiring the Merger Shares solely for their own account, for investment purposes and without any intention or view towards the distribution of such shares in violation of the Securities Act. In addition, the Company relied upon the representations of the CPT Holders that each such holder was an "accredited investor", as such term is defined in Rule 501(a) of Regulation D under the Securities Act. The Merger Agreement gives the CPT Holders rights to register the Merger Shares in certain circumstances specified therein.

ITEM 6. SELECTED FINANCIAL DATA
-------------------------------

        Selected Financial Data on page 23 of the annual report to shareholders for the year ended December 31, 1996 is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------------------------------------------------------------------
        AND RESULTS OF OPERATIONS
        -------------------------

RESULTS OF OPERATIONS

1996 TO 1995 COMPARISON
-----------------------

Worldwide sales in 1996 were a record $376.3 million surpassing the previous record of $369.6 million achieved in 1995. The revenue growth came primarily from domestic beryllium alloy products and specialty metal systems. The resulting profits grew faster than sales, as earnings per share were $1.52 in 1996, an improvement of 21% over last year.

Worldwide sales of beryllium alloys increased in 1996 over 1995. Domestically, sales of beryllium copper precision strip, rod and wire were higher as shipments to the automotive electronics and telecommunications markets grew. In electronic applications, these alloys frequently offer a superior combination of reliability, conductivity and formability over competitive materials. In other applications, depending upon their composition, beryllium alloys' performance characteristics include good thermal conductivity, strong wear resistance and high strength and hardness. Sales of bulk products (bar, tube, plate, custom fabricated parts) also increased in 1996, capitalizing on these characteristics to further penetrate the aerospace, plastic tooling and various industrial markets. The recreation and leisure market emerged as a potentially large application for bulk products; however, with a limited customer base, sales into this market may be seasonal and inconsistent from year to year.

International sales of beryllium alloys declined in 1996 compared to 1995 as a result of softening economic conditions in Germany and other portions of western Europe. The sales growth in Japan and the Pacific rim slowed down from recent years, but modest improvements were still recorded. The strong dollar in 1996 also contributed to the reported international sales decline, as foreign currency sales are translated into fewer dollars compared to 1995. The domestic beryllium alloy growth more than offset the international decline.

In 1996, the Company embarked upon a $110 million project to modernize and expand its beryllium alloy production capabilities at its Elmore, Ohio facility. A three-year project, its objectives are to improve quality and turnaround time, lower costs, increase capacity and provide an even safer work environment. While the automotive market potential for the Company's precision strip products is the main impetus behind the project, virtually all beryllium alloy products and markets served should benefit upon the project's completion.

Sales of specialty metal systems grew in 1996 over 1995. The gains came primarily from the telecommunications market, with some additional contribution from the automotive market as well. Semiconductor shipments were quite strong in the first part of the year, but a major market slow down, which continued through year end, adversely affected second half sales.

Precious metal sales were down in 1996 from last year's levels, but sales in the second half of 1996 were higher than in the second half of 1995. An anticipated decline in frame lid assemblies occurred due to a major customer's re-design to a non-precious metal material in the second quarter of 1995. Efforts to broaden the product offering have been successful through the continued development of physical/vapor deposition products and services and high temperature braze alloys. Fine wire sales remained minor. International sales declined in the current year, reflecting the drop-off in frame lid assembly sales.

Beryllium sales slowed slightly in 1996 as compared to 1995. Defense applications remain the largest portion of these sales, but at significantly lower levels resulting from reduced government defense spending in recent years. Commercial applications, particularly those using AlBeMet(R) (a beryllium aluminum alloy) are beginning to develop. AlBeMet(R)'s high stiffness and low density provide excellent properties for a variety of aerospace and telecommunications applications.

Ceramic sales slipped in 1996 from 1995 levels due to a slowdown in shipments of base business beryllia ceramic to the telecommunications and automotive industries. The growth in direct bond copper products was not sufficient to compensate as these products continue to experience development delays.

Circuits Processing Technology, Inc. ("CPT") was acquired in late October 1996 by the Company and contributed a minor amount to sales and profits. CPT, which produces thick film circuits using a proprietary etching process, gives the Company an additional entree into the micro-electronics market.

International operations consist of distribution centers in Germany, England and Japan, a marketing office in Singapore and a small precious metal finishing facility in Singapore. Sales by these operations totaled $74.8 million in 1996 compared to $91.2 million in 1995. Sales by the international operations are predominantly in their respective local currencies with the balance in U.S. dollars. Direct exports to unaffiliated customers total $33.6 million in 1996 and $36.1 million in 1995. The majority of these sales are to Canada and western Europe and are denominated in U.S. dollars. International markets served are essentially the same as in the U.S.

As outlined in Note G to the Consolidated Financial Statements, the Company has a foreign currency hedge program to protect against adverse currency movements. Should the dollar strengthen significantly, the decrease in value of foreign currency transactions will be partially offset by gains on the hedge contracts. As of December 31, 1996, outstanding hedge contracts totaled $25 million, the same as the previous year end.

Cost of sales declined by $1.0 million in 1996 from 1995 on higher sales, resulting in a $7.7 million improvement in gross profit. Improved operating efficiencies, including higher yields on certain products, better utilization of available capacity, effective use of recycled materials and strong cost control measures, increased the gross margin to 28.9% of sales in 1996 from 27.3% in 1995. Stable prices and product mix helped to offset the negative margin impact of the stronger dollar. The lower copper cost in 1996, as compared to 1995, is passed through to the customer and thus had no impact on gross margin.

Selling, administrative and general expenses of $65.0 million represent a 4% increase over the prior year. Expenses associated with the first phase of implementing an enterprise-wide information system caused a portion of the increase. The project will carry over into 1997 and beyond. Additional administrative and legal expenses were incurred to support and structure the $110 million modernization and expansion project and the related financial arrangements. Compensation plans carried higher costs in 1996 and certain sales volume related expenses increased in 1996 as well.

Research and development (R&D) expenses grew to $8.3 million or 2.2% of sales in 1996 from $7.8 million or 2.1% of sales in 1995. The increase is predominantly from efforts to develop a new high quality, low cost precision beryllium copper strip. The new product will be designed to augment the Company's current offerings to the electronics markets. The R&D staffing was also increased. Expenditures on non-beryllium alloy R&D were flat.

Other-net expense was $1.0 million in 1996 and $1.3 million in 1995. Foreign currency gains, including realized gains on hedge contracts, were $1.2 million higher in the current year than the last. In 1996, goodwill and other intangible assets totaling $1.1 million associated with the Fremont, California facility were written off. While this operation is profitable, its scope of operations, including product offerings, research capabilities and production capacity, has been significantly reduced since its acquisition in 1989.

Interest expense fell to $1.1 million in 1996 from $1.7 million in 1995. These figures are net of capitalized interest associated with long-term capital projects of $1.0 million in 1996 and $0.4 million in 1995. The weighted average interest rate was essentially unchanged year on year.

Income before income taxes was $33.2 million in 1996, a 20.9% improvement from 1995. Slightly higher sales and significantly improved margins were responsible for the increase.

An effective tax rate of 26.2% of pre-tax earnings was used in 1996, an increase from the 24.6% rate in 1995. Increased pre-tax earnings, reduced foreign tax benefits and a reduction in the allowable tax benefits from the Company-owned life insurance program as a result of a change in the tax law caused the higher rates. Adjustments to the statutory tax rate are detailed in Note I to the Consolidated Financial Statements.

Comparative earnings per share were $1.52 in 1996 and $1.26 in 1995.
                                       19

1995 TO 1994 COMPARISON
-----------------------

Worldwide sales in 1995 were $369.6 million compared to $345.9 million in 1994. All product lines, except precious metals, increased over the prior year with beryllium alloys and specialty metal systems increasing significantly.

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

Beryllium sales increased slightly in 1995 over 1994, but were still somewhat lower than in the recent years prior to 1994. A large portion of beryllium sales continues to be for defense/ aerospace applications and 1995 sales were enhanced by shipments for defense programs in Europe and growth in new domestic defense applications in avionics. The two targets for growth are new defense/aerospace systems, particularly upgrades of current defense systems, and commercial applications. Research and development, marketing and manufacturing efforts were re-deployed to concentrate on specific applications in these and related markets.

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

Precious metal sales declined significantly in 1995 as compared to 1994. Frame lid assembly sales were reduced due to a customer's re-design of a major microprocessor application. The re-design had been anticipated by management and resources have been directed towards developing alternative products and markets. Sales of physical/vapor deposition products, which service the hybrid microelectronics, recordable CD, telecommunications and specialty coatings markets, continue to increase. A small acquisition in late 1994 gave the Company access to the ultra-fine wire market.

Sales from International operations totaled $91.2 million in 1995 compared to $83.5 million in 1994. International sales of beryllium alloy increased while sales of frame lid assemblies from Singapore declined. Direct export sales to unaffiliated customers totaled $36.1 million in 1995 and $31.4 million in 1994. The majority of these sales were to Canada and western Europe.

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

Other-net expense was $1.3 million in 1995 and $2.6 million in 1994. This category included such expenses as amortization of intangible assets and other non-operating items. The decrease in net expense was due, in part, to lower foreign currency exchange losses in 1995.

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

In 1995, an effective tax rate of 24.6% of pre-tax earnings was employed compared to 19.4% of pre-tax earnings in 1994. Higher domestic and foreign pre-tax earnings accounted for the increase.

Comparative earnings per share were $1.26 in 1995 and $1.14 in 1994.

FINANCIAL POSITION
CAPITAL RESOURCES AND LIQUIDITY

Cash flow from operations was $45.0 million in 1996, a $5.4 million improvement from 1995. Total depreciation, depletion and amortization was $23.0 million in 1996 compared to $20.9 million in 1995. The December 31, 1996 cash balance of $31.7 million represents a $2.2 million increase from the prior year end while total debt increased $4.8 million. The accounts receivable balance was flat year on year; however, with higher sales in the fourth quarter 1996 than fourth quarter 1995, the average days sales outstanding improved.

The $110 million modernization and expansion project begun in 1996 will be financed in part by two operating leases totaling approximately $75 million (see Note F to the Consolidated Financial Statements). While the leases will also finance the construction phase of the project, lease payments are not scheduled to begin until the underlying assets are placed in service in 1997 and 1998.

Capital expenditures for property, plant and equipment, excluding items under lease, were $26.8 million while mine development payments totaled an additional $3.7 million. Major expenditures included a new plating line at the Providence, Rhode Island facility and completion of the new rod mill at the Elmore, Ohio facility. The Company also began construction of a new facility in Lorain, Ohio that will produce a specialty family of alloys in rod, bar and tube form. The facility is scheduled to be operational in mid-1997. To finance the majority of this project, the Company issued $8.3 million of tax-advantaged industrial revenue development bonds. Unexpended bond proceeds of $7.9 million are restricted for use on the Lorain project and are included as cash and cash equivalents on the consolidated balance sheets as of December 31, 1996.

Short-term debt at December 31, 1996 of $25.7 million includes $6.6 million of the current portion of long-term debt. The balance is denominated in precious metals and foreign currencies to provide hedges against current assets so denominated. Credit lines amounting to $70.5 million are available for additional borrowing. The domestic and international lines are uncommitted, unsecured and reviewed annually. The precious metal facility is committed, secured and renewed annually.

Long-term debt was $18.9 million or 8.6% of total capital at December 31, 1996. Long-term financial resources available to the Company include $60 million of medium-term notes and $50 million under a revolving credit agreement.

Approximately 359,000 shares of Common Stock at a cost of $6.7 million were re-purchased in early 1996 under a program initiated during the fourth quarter 1995. The program was suspended in the second quarter 1996. Common Stock was used to acquire CPT in the fourth quarter 1996. Dividends paid on outstanding shares totaled $6.5 million, an increase of $1.0 million from last year. The quarterly dividend per share increased to $0.11 from $0.10 in the third quarter 1996 following a two cents per share increase in the third quarter 1995.

Funds being generated from operations plus the available borrowing capacity are believed adequate to support operating requirements, capital expenditures, remediation projects, dividends and small acquisitions. Excess cash, if any, is invested in money market instruments and other high quality investments.

Cash flow from operating activities in 1995 was $39.6 million. Cash balances increased $9.1 million during the year while total debt increased less than $1 million. Capital expenditures were $24.2 million in 1995. The Company re-purchased $2.8 million of Common Stock and paid $5.5 million dividends. As of December 31, 1995, long-term debt was $17.0 million or 8% of total capital.

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



                                             1996        1995          1994        1993     1992
                                            ------       -----        ------      ------   -----
Proven bertrandite ore reserves at
  year-end (thousands of dry tons)           6,763        6,927        6,747       6,786    6,787
Grade % beryllium                            0.249%       0.249%       0.251%      0.251%   0.251%

Probable bertrandite ore reserves at
 year-end (thousands of dry tons)            7,432        7,346        7,559       7,594    7,482
Grade % beryllium                            0.217%       0.281%       0.279%      0.279%   0.281%
Bertrandite ore processed (thousands
  of dry tons, diluted)                      97           96           79          92       91

Grade % beryllium, diluted                   0.236%       0.232%       0.240%      0.232%   0.234%

INFLATION AND CHANGING PRICES

The prices of certain major raw materials, including copper, nickel and gold purchased by the Company, decreased during 1996. Such changes in costs are generally reflected in selling price adjustments. The prices of labor and other factors of production generally increase with inflation. Additions to capacity, while more expensive over time, usually result in greater productivity or improved yields. However, market factors, alternative materials and competitive pricing affect the Company's ability to offset wage and benefit increases. The Company employs the last-in, first-out (LIFO) inventory valuation method domestically to more closely match current costs with revenues.

ENVIRONMENTAL MATTERS

As indicated in Note L to the Consolidated Financial Statements, the Company maintains an active program of environmental compliance. For projects involving remediation, estimates of the probable costs are made and the Company has reserved $4.0 million at December 31, 1996 ($3.3 million at December 31, 1995). This reserve covers existing and currently foreseen projects.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

         The report of independent auditors and the following consolidated financial statements of the Company included in the annual report to shareholders for the year ended December 31, 1996 are incorporated herein by reference:

         Consolidated Balance Sheets - December 31, 1996 and 1995.

         Consolidated Statements of Income - Years ended December 31, 1996, 1995 and 1994.

         Consolidated Statements of Shareholders' Equity - Years ended December 31, 1996, 1995 and 1994.

         Consolidated Statements of Cash Flows - Years ended December 31, 1996, 1995 and 1994.

         Notes to Consolidated Financial Statements.

         Report of Independent Auditors.

Quarterly Data on page 17 of the annual report to shareholders for the years ended December 31, 1996 and December 31, 1995 is incorporated herein by reference.

ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
------------------------------------------------------------------
                  ACCOUNTING AND FINANCIAL DISCLOSURE
                  -----------------------------------

                  None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-----------------------------------------------------------

                  The information under Election of Directors on pages 2 through 5 of the Proxy Statement dated March 17, 1997 is incorporated herein by reference. Information with respect to Executive Officers of the Company is set forth earlier on pages 14 and 15 of this Form 10-K annual report.


ITEM 11. EXECUTIVE COMPENSATION
-------------------------------

         The information under Executive Officer Compensation on pages 8 through 12 of the Proxy Statement dated March 17, 1997 is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
------------------------------------------------------------
         MANAGEMENT
         ----------

        The information under Common Stock Ownership of Certain Beneficial Owners, Directors and Management on pages 6 and 7of the Proxy Statement dated March 17, 1997 is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

        The information under Related Party Transactions on page 16 of the Proxy Statement dated March 17, 1997 is incorporated herein by reference.

                                     PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON
--------          -------------------------------------------------------
                  FORM 8-K
                  --------

                  (A)  1.  Financial Statements and Supplemental Information
                           -------------------------------------------------
                           Included in Part II of this Form 10-K annual report by reference to the annual report to shareholders for the year ended December 31, 1996 are the following consolidated financial statements:

                           Consolidated Balance Sheets - December 31, 1996 and 1995.

                           Consolidated Statements of Income - Years ended December 31, 1996, 1995 and 1994.

                           Consolidated Statements of Shareholders' Equity - Years ended December 31, 1996, 1995 and 1994.

                           Consolidated Statements of Cash Flows - Years ended December 31, 1996, 1995 and 1994.

                           Notes to Consolidated Financial Statements.

                           Report of Independent Auditors.

                  (A)  2.  Financial Statement Schedules
                           -----------------------------
                           The following consolidated financial information for the years 1996, 1995 and 1994 is submitted herewith:

                           Schedule II - Valuation and qualifying accounts.

                           All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

          (a)       3. EXHIBITS
                    -----------

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

                    (4b) First Amendment to Amended and Restated Credit Agreement dated December 30, 1996 between Brush Wellman Inc. and National City Bank acting for itself and as agent for three other banking institutions.

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

                    (4e) Pursuant to Regulation S-K, Item 601 (b)(4), the Company agrees to furnish to the Commission, upon its request, a copy of the instruments defining the rights of holders of long-term debt of the Company that are not being filed with this report.

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

                              June 27, 1989, Mr. A. C. Bersticker on April 27, 1993, Mr. D. L. Burner on May 2, 1995 and Mr. James P. Mooney on October 1, 1996 (filed as
                              Exhibit 10h to the Company's Form 10-K Annual Report for the year ended December 31, 1994), incorporated herein by reference.



                    (10i)* Directors' Retirement Plan as amended January 26, 1993 (filed as Exhibit 10i to the Company's Form 10-K Annual Report for the year ended December 31, 1992), incorporated herein by reference.

                    (10j)* Deferred Compensation Plan for Nonemployee Directors effective January 1, 1992 (filed as
                              Exhibit I to the Company's Proxy Statement dated March 6, 1992, Commission File No. 1- 7006), incorporated herein by reference.

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

                    (10q)* 1979 Stock Option Plan, as amended pursuant to approval of shareholders on April 21, 1982 (filed as Exhibit 15A to Post- Effective Amendment No. 3 to Registration Statement No. 2- 64080), incorporated herein by reference.

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

                    (10u)* 1995 Stock Incentive Plan (filed as Exhibit A to the Company's Proxy Statement dated March 13, 1995, Commission File No. 1- 7006), incorporated herein by reference.

                    (10v) Lease dated as of October 1, 1996, between Brush Wellman Inc. and Toledo-Lucas County Port Authority.

                    (10w) Master Lease Agreement dated December 30, 1996 between Brush Wellman Inc. and National City Bank acting for itself and as agent for certain participants.

                    (11) Statement re: calculation of per share earnings for the years ended December 31, 1996, 1995 and 1994.

                    (13) Portions of the Annual Report to shareholders for the year ended December 31, 1996.

                    (21)      Subsidiaries of the registrant.

                    (23)      Consent of Ernst & Young LLP.

                    (24)      Power of Attorney.

                    (27)      Financial Data Schedule.


* Reflects management contract or other compensatory arrangement required to be filed as an Exhibit pursuant to Item 14(c) of this report.

                    (99) Form 11-K Annual Report for the Brush Wellman Inc. Savings and Investment Plan for the year ended December 31, 1996.

           (b)      REPORTS ON FORM 8-K
                    -------------------

                    There were no reports on Form 8-K filed during the fourth quarter of the year ended December 31, 1996.


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

March 27, 1997

BRUSH WELLMAN INC.

By: /s/ Gordon D. Harnett                    By: /s/ Carl Cramer
   ---------------------------                  -------------------------------
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


GORDON D. HARNETT*                         Chairman of the Board,
-----------------------------              President, Chief Executive        March 27, 1997
Gordon D. Harnett                          Officer and Director
                                           (Principal Executive Officer)

CARL CRAMER                                Vice President and Chief          March 27, 1997
----------------------------               Financial Officer
Carl Cramer

ALBERT C. BERSTICKER*                      Director                          March 27, 1997
---------------------------
Albert C. Bersticker

CHARLES F. BRUSH, III*                     Director                          March 27, 1997
----------------------------
Charles F. Brush, III

DAVID L. BURNER*                           Director                          March 27, 1997
----------------------------
David L. Burner

FRANK B. CARR*                             Director                          March 27, 1997
-----------------------------
Frank B. Carr

WILLIAM P. MADAR*                          Director                          March 27, 1997
-----------------------------
William P. Madar

GERALD C. MCDONOUGH*                       Director                          March 27, 1997
-----------------------------
Gerald C. McDonough

ROBERT M. MCINNES*                         Director                          March 27, 1997
-----------------------------
Robert M. McInnes

JAMES P. MOONEY*                           Director                          March 27, 1997
-----------------------------
James P. Mooney

HENRY G. PIPER*                            Director                          March 27, 1997
-----------------------------
Henry G. Piper

JOHN SHERWIN, JR.*                         Director                          March 27, 1997
----------------------------
John Sherwin, Jr.

                *The undersigned, by signing his name hereto, does sign and execute this report on behalf of each of the above-named officers and directors of Brush Wellman Inc., pursuant to Powers of Attorney executed by each such officer and director filed with the Securities and Exchange Commission.

By:  /s/ Carl Cramer
  ------------------------------
     Carl Cramer                                                 March 27, 1997
     Attorney-in-Fact

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                       BRUSH WELLMAN INC. AND SUBSIDIARIES


                  Years ended December 31, 1996, 1995 and 1994

-----------------------------------------------------------------------------------------------------------------------------------
              COL. A                             COL. B                        COL. C                     COL. D        COL. E
-----------------------------------------------------------------------------------------------------------------------------------
                                                                              ADDITIONS
                                                                 -----------------------------------
           DESCRIPTION                     Balance at Beginning         (1)               (2)
                                                of Period         Charged to Costs  Charged to Other    Deduction-   Balance at End
                                                                  and Expenses     Accounts-Describe    Describe      of Period
-----------------------------------------------------------------------------------------------------------------------------------
Year ended December 31, 1996
Deducted from assets accounts:
   Allowance for doubtful
      accounts receivable                         $1,014,704       $   29,455             $0          $89,870 (A)       $  954,289
   Inventory reserves and
      obsolescence                                $1,600,000       $2,656,779             $0       $2,538,984 (B)       $1,717,795

Year ended December 31, 1995
Deducted from assets accounts:
   Allowance for doubtful
      accounts receivable                         $1,036,797       $  203,213             $0         $225,306 (A)       $1,014,704
   Inventory reserves and
      obsolescence                                $1,466,039       $1,590,856             $0       $1,456,895 (B)       $1,600,000

Year ended December 31, 1994
Deducted from assets accounts:
   Allowance for doubtful
      accounts receivable                         $  904,913       $  254,042             $0         $122,158 (A)       $1,036,797
   Inventory reserves and
      obsolescence                                $3,187,135       $        0             $0       $1,721,096 (B)       $1,466,039
   Allowance for deferred tax
      assets                                      $1,540,000       $        0             $0       $1,540,000 (C)       $        0

Note A - Bad debts written-off.
Note B - Inventory write-off.
Note C - Net operating loss carryforwards utilized or expired.
