Form 10-Q
period 1997-03-28
BRUSH WELLMAN INC
filed 1997-05-09
CIK 14957

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    ---------

                                    FORM 10-Q

(Mark One)


 [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 1997

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

         As of May 2, 1997 there were 16,291,644 shares of Common Stock, par value $1 per share, outstanding.

                          PART I FINANCIAL INFORMATION

                       BRUSH WELLMAN INC. AND SUBSIDIARIES

Item 1. Financial Statements
----------------------------

The consolidated financial statements of Brush Wellman Inc. and its subsidiaries for the quarter ended March 28, 1997 are as follows:

         Consolidated Statements of Income -
                  Three months ended March 28, 1997 and March 29, 1996

         Consolidated Balance Sheets -
                  March 28, 1997 and December 31, 1996

         Consolidated Statements of Cash Flows -
                  Three months ended March 28, 1997 and March 29, 1996

         Notes to consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                                                   First Quarter Ended
                                                                Mar. 28,        Mar. 29,
(Dollars in thousands except share and per share amounts)         1997             1996
---------------------------------------------------------------------------------------------
Net sales                                                      $     99,688    $     93,801
     Cost of sales                                                   73,997          69,008
                                                               ------------    ------------
Gross Profit                                                         25,691          24,793
     Selling, administrative
      and general expenses                                           15,399          15,480
     Research and development
      expenses                                                        1,578           1,798
     Other-net                                                         (522)           (125)
                                                               ------------    ------------
Operating Profit                                                      9,236           7,640
     Interest expense                                                   284             286
                                                               ------------    ------------
Income before income taxes                                            8,952           7,354
     Income taxes                                                     2,462           2,199
                                                               ------------    ------------
Net Income                                                     $      6,490    $      5,155
                                                               ============    ============
Per Share of Common Stock:                                     $       0.39    $       0.32
                                                               ============    ============
Cash dividends per common share                                $       0.11    $       0.10

Weighted average number
     of common shares outstanding                                16,491,495      16,135,141

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
(unaudited)

                                               Mar. 28,   Dec. 31,
(Dollars in thousands)                           1997       1996
------------------------------------------------------------------
ASSETS
Current Assets
   Cash and cash equivalents                   $ 20,430   $ 31,749
   Accounts receivable                           61,877     52,211
   Inventories                                   93,163     96,324
   Prepaid expenses and other current assets     16,998     16,949
                                               --------   --------
        Total Current Assets                    192,468    197,233

Other Assets                                     27,957     28,326

Property, Plant and Equipment                   416,627    404,127
   Less allowances for depreciation,
     depletion and impairment                   278,282    273,907
                                               --------   --------
        Property, Plant and Equipment -- net    138,345    130,220
                                               --------   --------
                                               $358,770   $355,779
                                               ========   ========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
   Short-term debt                             $ 24,034   $ 25,670
   Accounts payable                               9,529      7,713
   Other liabilities and accrued items           23,679     25,694
   Dividends payable                                         1,789
   Income taxes                                  11,071      8,195
                                               --------   --------
        Total Current Liabilities                68,313     69,061

Other Long-Term Liabilities                       6,890      6,906

Retirement and Post-Employment Benefits          40,625     40,365

Long-Term Debt                                   18,705     18,860

Deferred Income Taxes                             1,363      1,330

Shareholders' Equity                            222,874    219,257
                                               --------   --------
                                               $358,770   $355,779
                                               ========   ========


See notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)                                                                            Three Months Ended
                                                                                       March 28,  March 29,
(Dollars in thousands)                                                                   1997        1996
-----------------------------------------------------------------------------------------------------------
Net Income                                                                             $  6,490    $  5,155

Adjustments to Reconcile Net Income to Net Cash

  Provided From Operating Activities:

    Depreciation, depletion and amortization                                              4,814       4,946

    Amortization of mine development                                                          1       1,097

    Decrease (Increase) in accounts receivable                                          (10,809)     (9,059)

    Decrease (Increase) in Inventory                                                      2,040         767

    Decrease (Increase) in prepaid and other current assets                                (630)     (2,472)

    Increase (Decrease) in accounts payable and accrued expenses                           (547)     (3,142)

    Increase (Decrease) in interest and taxes payable                                     2,832       1,351

    Increase (Decrease) in deferred income tax                                               33        (179)

  Increase (Decrease) in other long-term liabilities                                      1,591         311

    Other - net                                                                             273          51
                                                                                       --------    --------
                              Net Cash Provided From Operating Activities                 6,088      (1,174)

Cash Flows from Investing Activities:

  Payments for purchase of property, plant and equipment                                (10,240)     (5,898)

  Payments for mine development                                                          (2,932)       (101)

  Proceeds from (Payments for) other investments                                            227         311
                                                                                       --------    --------
                              Net Cash Provided For (Used In) Investing Activities      (12,945)     (5,688)

Cash Flows from Financing Activities:

  Proceeds from  issuance of short-term debt                                                316         685

  Repayment of short-term debt                                                             (742)       (362)

  Repayment of  long-term debt                                                             (160)       (342)

  Issuance of Common Stock under stock option plans                                          93       1,040

  Purchase of Common Stock for treasury                                                    (333)     (6,656)

  Payments of dividends                                                                  (3,573)     (3,197)
                                                                                       --------    --------
                              Net Cash Provided From (Used In) Financing Activities      (4,399)     (8,832)

Effects of Exchange Rate Changes                                                            (63)       (604)
                                                                                       --------    --------
                                          Net Change in Cash and Cash Equivalents       (11,319)    (16,298)

                              Cash and Cash Equivalents at Beginning of Period           31,749      29,553
                                                                                       --------    --------
                                          Cash and Cash Equivalents at End of Period   $ 20,430    $ 13,255
                                                                                       ========    ========


See notes to consolidated financial statements.

Notes to Consolidated Financial Statements
(unaudited)
March 28, 1997

Note A - Accounting Policies

In management's opinion, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position as of March 28, 1997, and December 31, 1996 and the results of operations for the three months ended March 28, 1997 and March 29, 1996.

Note B - Inventories

                                                       Mar. 28,         Dec. 31,
(Dollars in thousands)                                   1997             1996
--------------------------------------------------------------------------------
Principally average cost:
  Raw materials and supplies                           $ 23,464         $ 20,210
  In Process                                             52,528           55,242
  Finished                                               38,584           42,536
                                                       --------         --------
                                                        114,576          117,988
Excess of average cost over
   LIFO inventory value                                  21,413           21,664
                                                       --------         --------
                                                       $ 93,163         $ 96,324
                                                       ========         ========

Item 2. Management's Discussion and Analysis
--------------------------------------------

Results of Operations
---------------------

Sales for the first quarter 1997 were $99.7 million, a 6% improvement from the first quarter 1996 sales of $93.8 million. The sales growth came primarily from precious metal products. The resulting earnings per share rose 22% to $0.39 in the first quarter 1997 from $0.32 in the first quarter 1996.

Worldwide sales of Alloy Products declined in the first quarter 1997 from the comparable period in 1996. Pounds sold actually increased, both domestically and internationally. However, a general mix shift towards lower priced strip products reduced domestic sales revenue while the stronger dollar reduced the reported value of international sales. The pass-through effect of lower copper prices also served to reduce revenues without impacting earnings.

Progress continued on the $110 million project to expand and modernize the beryllium alloy production facility in Elmore, Ohio. The project's objectives are to improve quality and turnaround time, lower costs, increase capacity and provide an even safer work environment. The new equipment is anticipated to be placed in service in stages over the next two years.

Sales of precious metal products increased significantly in the first quarter 1997 compared to the first quarter 1996. The growth of physical vapor deposition products used in the optical media and hybrid industries has been particularly strong. The Company has implemented a plan to further penetrate the worldwide optical media market. In anticipation of new technologies and market shifts in the near future, the Company also is evaluating alternative material needs for this dynamic market.

Sales of Specialty Metal Systems were slightly lower in the first quarter 1997 than the first quarter 1996. Softness in portions of the telecommunications market relative to 1996 contributed to the decline.

Beryllium sales increased in the first quarter 1997 over the first quarter 1996 through higher shipments of AlBeMet(TM) (a beryllium aluminum alloy) and E materials, a beryllium-based electronic heat sink material. New applications for these products are being developed among a variety of defense/aerospace and commercial customers.

Ceramic sales also were higher in the first quarter 1997 than the first quarter 1996. Traditional BeO products, particularly for telecommunications and laser applications, performed well thus far in 1997. The demand for certain direct bond copper products has grown while efforts continue to improve yields.

The acquisition of Circuits Processing Technology Inc. (CPT) in the fourth quarter 1996 resulted in a minor contribution to sales in the first quarter 1997. CPT produces thick film circuits used in the micro-electronics market.

Gross margin was $25.7 million or 25.8% of sales in the first quarter 1997 compared to $24.8 million or 26.4% of sales in the first quarter 1996. The lower margin percent is primarily a result of a mix shift as the sales increases tended to be in the lower margin products, including AlBeMet(TM) and precious metal products. The stronger dollar also adversely impacted margins in the first quarter 1997. Yields improved at several manufacturing facilities and total manufacturing overhead charges were lower in 1997 than 1996.

Selling, administrative and general expenses were $15.4 million or 15.4% of sales in the first quarter 1997 versus $15.5 million or 16.5% of sales in the first quarter 1996. Internal cost control measures, the exchange rate effect on the international subsidiaries' expenses and lower incentive compensation plan expenses served to offset increases from the use of outside services and general inflation.

Research and development (R&D) expenses of $1.6 million in the first quarter 1997 were $0.2 million lower than the first quarter 1996 expenses. A reduction in expenditures on developing investment casting capabilities accounted for the difference. Development of new products and technologies, actively coordinated with marketing and manufacturing, remains critical to achieving the Company's long-term strategic objectives.

Other net income was $0.5 million in the first quarter 1997 compared to $0.1 million in the first quarter 1996 as a result of increased gains on foreign currency hedge contracts and a slight increase in interest income.

Interest expense of $0.3 million in the first quarter 1997 was unchanged from the comparable period last year. Capitalized interest associated with long-term capital projects increased in 1997 versus 1996, offsetting the higher incurred expense as a result of an increase in outstanding debt between the two periods.

First quarter 1997 income before income taxes was $9.0 million, a 22% improvement over first quarter 1996. Higher sales and the resulting margin, along with slightly lower expenses, combined for the increase. Income taxes were provided for at 27.5% in the first quarter 1997 compared to 29.9% in the first quarter 1996. The lower rate resulted from utilization of investment tax credits, an increase in the depletion allowance and an increase in foreign tax benefits. First quarter earnings per share were $0.39 in 1997 and $0.32 in 1996.

Financial Condition
-------------------

Net cash provided from operations was $6.1 million during the first quarter 1997 compared to ($1.2) million during the first quarter 1996. Higher earnings, a reduction of inventories and an increase in liabilities accounted for the improvement. Accounts receivable increased in the first quarter 1997 from the prior year end, as it has in the first quarter of the last several years. Sales in the first quarter 1997 were also higher than in the fourth quarter 1996.

Despite the strong cash flow from operations, cash balances declined to $20.4 million at the end of the first quarter 1997 from $31.7 million at year end 1996 as dividends paid were $3.6 million and capital expenditures for property, plant and equipment totaled $13.2 million. In addition to the beryllium alloy expansion and modernization project, a significant portion of which is being financed through operating leases, major on-going projects included the construction of a new facility to produce a specialty family of alloys in Lorain, Ohio, the development of a new bertrandite mine pit in Utah and the implementation of a new enterprise-wide information system.

Total debt of $42.7 million at the end of the first quarter 1997 is $1.8 million less than at December 31, 1996. The decline is in short-term foreign currency and precious metal debt that is used as hedges against assets so denominated. Long-term debt, excluding off-balance sheet lease obligations, at the end of the first quarter 1997 was 8% of total capital, unchanged from the first quarter 1996.

The average outstanding shares are higher in 1997 as a result of the shares issued to acquire CPT in the fourth quarter 1996.

Funds being generated from operations, plus the available borrowing capacity, are believed adequate to support operating requirements, capital expenditures, remediation projects, dividends and small acquisitions. Excess cash, if any, is invested in money market instruments and other high quality investments.

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------

         (a)      Beryllium Exposure Claims
                  -------------------------
         RECENT DEVELOPMENTS RELATING TO PENDING CLAIMS SINCE THE END OF FISCAL YEAR 1996. As previously reported in the Company's annual report on Form 10-K for the year ended December 31, 1996, the Company is a defendant in seven separate suits filed by current and former employees of the Company and, in some cases, their family members in the Court of Common Pleas of Cuyahoga County,
Ohio: MIA JOHNSON, EXECUTRIX OF ESTATE OF ETHEL JONES, ET AL. V. BRUSH WELLMAN INC., filed January 22, 1997; WHITAKER ET AL. V. BRUSH WELLMAN INC., filed August 23, 1996; MUSSER ET AL. V. BRUSH WELLMAN INC., filed October 25, 1996; JACOBS ET AL. V. BRUSH WELLMAN INC., filed December 31, 1996; STARIN V. BRUSH WELLMAN INC., filed December 31, 1996; BERLIN V. BRUSH WELLMAN INC., filed January 24, 1997; and KNEPPER ET AL. V. BRUSH WELLMAN INC., filed January 23, 1997. The complaints in these cases allege that the employees contracted chronic beryllium disease at the workplace and include claims by the employees for employer intentional tort and, except in the STARIN and BERLIN cases, claims by family members. The plaintiffs in these cases seek both compensatory and, except in the Knepper case, punitive damages. On February 18, 1997, the plaintiffs in all of these cases (except the Knepper case) submitted a motion to the court to consolidate the cases. On March 23, 1997, the court granted this motion and the cases have been consolidated. The Company had filed a motion for judgment on the pleadings in the MUSSER case. This motion was denied by the court on March 25, 1997. On April 7, 1997, the Company filed a motion to dismiss the amended complaint in the KNEPPER case, and this motion is pending before the court.

                  An action was filed by the Arizona State Compensation Fund against the Company on December 11, 1996 in the Superior Court of Pima County, Arizona, seeking a declaratory judgment that the Fund is not required to defend or indemnify the Company against claims made in the WHITAKER case: STATE COMPENSATION FUND V. BRUSH WELLMAN INC. This case was reported in the Company's annual report on Form 10-K for the year ended December 31, 1996. The Arizona State Compensation Fund's complaint was served but the parties have agreed to stay further proceedings in the case for a mutually agreed period of time.

                  As previously reported in the Company's annual report on Form 10-K for the year ended December 31, 1996, the Company had reached settlement agreements in two product liability cases during the fourth quarter of 1996, HOUK V. BRUSH WELLMAN INC. ET AL. and VANCE ET AL. V. BRUSH WELLMAN INC. ET AL., but the settlements had not been finalized. Both cases were filed in the U.S. District Court, Eastern District of Tennessee, in October 1992. In both these cases the plaintiffs alleged injury resulting from exposure to beryllium and beryllium containing materials, other than as employees of the Company. In the HOUK case, the plaintiff claimed compensatory damages of $5 million and punitive damages of $3 million. In the Vance case, the plaintiffs claimed compensatory damages of $3 million for personal injury, damages for loss of consortium of $1 million and combined punitive damages of $5 million. Settlements in both cases have been finalized and both cases were dismissed by the court on March 21, 1997. A substantial portion of the settlement payments for both cases was paid by insurance. The Company paid a non-material amount towards the settlements in these cases.

(b)      Asbestos Exposure Claims
         ------------------------

                  A subsidiary of the Company (the "Subsidiary") is a co-defendant in twenty-seven cases making claims for asbestos-induced illness allegedly relating to the former operations of the Subsidiary, then known as The S.K. Wellman Corp. Twenty-six of these cases have been reported in prior filings with the S.E.C. In all but a small portion of these cases, the Subsidiary is one of a large number of defendants in each case. The plaintiffs seek compensatory and punitive damages, in most cases of unspecified sums. Each case has been referred for defense pursuant to liability insurance coverage and has been accepted for defense without admission or denial of carrier liability. Two hundred thirty-four similar cases previously reported have been dismissed or disposed of by pretrial judgment, one by jury verdict of no liability and thirteen others by settlement for nominal sums. In one pending case, a Delaware subsidiary of the Subsidiary, formerly known as The S.K. Wellman Company, is a defendant along with several other defendants. The Company believes that resolution of the pending cases referred to in this paragraph will not have a material effect upon the Company.

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

                           27.  Financial Data Schedule.

         (b)      Reports on Form 8-K
                  --------------------
                  There have been no reports on Form 8-K during the quarter ended March 28, 1997.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               BRUSH WELLMAN INC.

Dated:  May 9, 1997

                               /s/Carl Cramer
                               ---------------------------------
                               Carl Cramer
                               Vice President Finance and
                               Chief Financial Officer