Form 10-Q
period 1997-06-27
BRUSH WELLMAN INC
filed 1997-08-11
CIK 14957

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    ---------

                                    FORM 10-Q

(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 1997

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         As of August 1, 1997 there were 16,370,195 shares of Common Stock, par value $1 per share, outstanding.

                          PART I FINANCIAL INFORMATION

                       BRUSH WELLMAN INC. AND SUBSIDIARIES

Item 1. Financial Statements
----------------------------

The consolidated financial statements of Brush Wellman Inc. and its subsidiaries for the quarter ended June 27, 1997 are as follows:

         Consolidated Statements of Income -
                  Six months ended June 27, 1997 and June 28, 1996

         Consolidated Balance Sheets -
                  June 27, 1997 and December 31, 1996

         Consolidated Statements of Cash Flows -
                  Six months ended June 27, 1997 and June 28, 1996

         Notes to consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                                                   Second Quarter Ended                  First Half Ended
                                                                 June 27,         June 28,          June 27,          June 28,
(Dollars in thousands except share and per share amounts)          1997             1996              1997              1996
------------------------------------------------------------------------------------------------------------------------------------

Net sales                                                      $    113,374     $    104,349      $    213,062      $    198,150
     Cost of sales                                                   83,587           72,700           157,584           141,708
                                                               ------------     ------------      ------------      ------------
Gross Profit                                                         29,787           31,649            55,478            56,442
     Selling, administrative
      and general expenses                                           17,161           16,968            32,561            32,448
     Research and development expenses                                1,982            2,363             3,560             4,161
     Other-net                                                           20             (339)             (504)             (464)
                                                               ------------     ------------      ------------      ------------

Operating Profit                                                     10,624           12,657            19,861            20,297
     Interest expense                                                    79              396               364               681
                                                               ------------     ------------      ------------      ------------
Income before income taxes                                           10,545           12,261            19,497            19,616
     Income taxes                                                     3,056            4,117             5,518             6,316
                                                               ------------     ------------      ------------      ------------

Net Income                                                     $      7,489     $      8,144      $     13,979      $     13,300
                                                               ============     ============      ============      ============

Per Share of Common Stock:                                     $       0.45     $       0.51      $       0.84      $       0.83
                                                               ============     ============      ============      ============

Cash dividends per common share                                $       0.11     $       0.10      $       0.22      $       0.20

Weighted average number
     of common shares outstanding                                16,580,835       16,071,742        16,575,439        16,115,593



See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
(unaudited)

                                                               Jun. 27,            Dec. 31,
(Dollars in thousands)                                           1997                1996
---------------------------------------------------------------------------------------------
Assets
Current Assets
   Cash and cash equivalents                                     $16,161             $31,749
   Accounts receivable                                            72,426              52,211
   Inventories                                                    91,987              96,324
   Prepaid expenses and other
     current assets                                               17,089              16,949
                                                             ------------        ------------
        Total Current Assets                                     197,663             197,233

Other Assets                                                      28,288              28,326

Property, Plant and Equipment                                    437,524             404,127
   Less allowances for depreciation,
     depletion and impairment                                    283,303             273,907
                                                             ------------        ------------
        Property, Plant and Equipment - net                      154,221             130,220

                                                             ------------        ------------
                                                                $380,172            $355,779
                                                             ============        ============


Liabilities and Shareholders' Equity
Current Liabilities
   Short-term debt                                               $33,050             $25,670
   Accounts payable                                               12,461               7,713
   Other liabilities and accrued
     items                                                        26,896              25,694
   Dividends payable                                               1,794               1,789
   Income taxes                                                    7,878               8,195
                                                             ------------        ------------
        Total Current Liabilities                                 82,079              69,061

Other Long-Term Liabilities                                        6,810               6,906

Retirement and Post-Employment Benefits                           41,019              40,365

Long-Term Debt                                                    18,705              18,860

Deferred Income Taxes                                              1,583               1,330

Shareholders' Equity                                             229,976             219,257
                                                             ------------        ------------
                                                                $380,172            $355,779
                                                             ============        ============




See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)                                                                                     FIRST HALF ENDED
                                                                                          JUNE 27,            JUNE 28,
(DOLLARS IN THOUSANDS)                                                                      1997                1996
-------------------------------------------------------------------------------------------------------------------------

NET INCOME                                                                                   $13,979             $13,300

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH

  PROVIDED FROM OPERATING ACTIVITIES:

  Depreciation, depletion and amortization                                                     9,619               9,898

  Amortization of mine development                                                                  1              3,548

  Decrease (Increase) in accounts receivable                                                 (20,233)            (13,838)

  Decrease (Increase) in Inventory                                                             3,799                 309

  Decrease (Increase) in prepaid and other current assets                                     (1,011)               (356)

  Increase (Decrease) in accounts payable and accrued expenses                                 4,948               2,426

  Increase (Decrease) in interest and taxes payable                                             (286)              1,468

  Increase (Decrease) in deferred income tax                                                     191              (1,246)

  Increase (Decrease) in other long-term liabilities                                           1,959                 718

  Other - net                                                                                   (237)                (84)
                                                                                        -------------       -------------
                                 NET CASH PROVIDED FROM OPERATING ACTIVITIES                  12,729              16,143

CASH FLOWS FROM INVESTING ACTIVITIES:

  Payments for purchase of property, plant and equipment                                     (26,159)            (11,555)

  Payments for mine development                                                               (6,932)               (277)

  Proceeds from other investments                                                                405                 700
                                                                                        -------------       -------------
                                       NET CASH USED IN INVESTING ACTIVITIES                 (32,686)            (11,132)

CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from  issuance of short-term debt                                                  11,367               1,164

  Repayment of short-term debt                                                                   (93)             (1,819)

  Repayment of  long-term debt                                                                  (160)               (340)

  Issuance of Common Stock under stock option plans                                              483               1,097

  Purchase of Common Stock for treasury                                                         (508)             (6,656)

  Payments of dividends                                                                       (3,562)             (4,771)
                                                                                        -------------       -------------
                                       NET CASH USED IN FINANCING ACTIVITIES                   7,527             (11,325)

Effects of Exchange Rate Changes                                                              (3,158)             (1,103)
                                                                                        -------------       -------------
                                     NET CHANGE IN CASH AND CASH EQUIVALENTS                 (15,588)             (7,417)

                            CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                  31,749              29,553
                                                                                        -------------       -------------
                                  CASH AND CASH EQUIVALENTS AT END OF PERIOD                $ 16,161            $ 22,136
                                                                                        =============       =============

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
June 27, 1997

NOTE A - ACCOUNTING POLICIES

In management's opinion, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position as of June 27, 1997, and December 31, 1996 and the results of operations for the six months ended June 27, 1997 and June 28, 1996.

NOTE B - INVENTORIES

                                                                 June 27,            Dec. 31,
(Dollars in thousands)                                             1997                1996
------------------------------------------------------------------------------------------------

 Principally average cost:
  Raw materials and supplies                                        $17,962             $20,210
  In Process                                                         54,398              55,242
  Finished                                                           41,541              42,536
                                                                ------------        ------------
                                                                    113,901             117,988

Excess of average cost over
   LIFO inventory value                                              21,914              21,664
                                                                ------------        ------------
                                                                    $91,987             $96,324
                                                                ============        ============

Item 2.  Management's Discussion and Analysis
-------  ------------------------------------

Forward-Looking Information
---------------------------

         Portions of narrative set forth in this document that are not historical in nature are forward-looking statements. The Company's actual future performance may differ from that contemplated by the forward-looking statements as a result of a variety of factors that include, in addition to those mentioned elsewhere herein, the condition of the markets which the Company serves, the success of the Company's strategic plans, the timely and successful completion of pending capital expansions and the conclusion of pending litigation matters in accordance with the Company's expectation that there will be no materially adverse effects.

Results of Operations
---------------------

         Sales in the second quarter 1997 were a record $113.4 million, compared to $104.3 million in the second quarter 1996. Precious metal sales, which carry lower margins, increased significantly, while several other product lines showed modest improvements. Sales for the first half of 1997 of $213.1 million were also a record and represent a 7.5% improvement over the first half 1996. International sales were $64.9 million in the first half 1997, an increase of $13.4 million over the first half 1996.

         Alloy strip sales were higher in the second quarter 1997 than the second quarter 1996 as demand from the telecommunications and automotive markets remained robust. Sales growth occurred domestically and internationally. Alloy bulk product sales declined in the second quarter 1997 from the comparable period in 1996 as a result of significantly lower sales into the recreation and leisure market. The Company is focusing marketing and research and development efforts on regaining a share of this market with innovative alloys and material systems. Bulk product sales to other markets increased from the prior period.

Construction continued on the project to expand and modernize the beryllium alloy production facility in Elmore, Ohio. The project's objectives are to increase capacity, reduce costs, improve quality and cut cycle times and provide an even safer work environment. Cost estimate revisions and scope changes have increased the anticipated project cost to $117 million from the original $110 million. The timing of placing the new equipment in service in stages over the next eighteen months remains unchanged.

         Sales of precious metal products increased dramatically in the second quarter 1997 compared to the second quarter 1996 on the strength of physical vapor deposition (PVD) products continued penetration into the optical and hybrid industries. The refining business has also improved due primarily to recycling the PVD products. The majority of the precious metal sales are gold products, although the Company also manufactures products from palladium, platinum and silver.

         Specialty Metal System sales were flat in the current quarter with the comparable quarter in 1996. Strong demand from the automotive and telecommunication market offset the softness in the semiconductor market.

         Beryllium sales grew moderately in the second quarter 1997 from the second quarter 1996. Incoming order and sales trends for AlBeMet(TM) and E materials remain positive. Efforts are being concentrated on developing more efficient manufacturing processes which are necessary for capturing a larger share of the markets served by these products.

         Sales of ceramic products also increased in the second quarter 1997 from the second quarter 1996. Traditional BeO products grew while direct bond copper sales were flat.

         Sales of thick film circuits into the micro-electronics market by Circuits Processing Technology Inc. (CPT) were relatively minor in the second quarter 1997. The Company acquired CPT in the fourth quarter 1996.

         Gross margin was $29.8 million or 26.3% of sales in the second quarter 1997 compared to $31.6 million or 30.3% of sales in the second quarter 1996. The higher proportion of precious metal sales, which carry a large base metal pass-through component and a relatively smaller value added, was a main cause of the decline in the margin percentage. The stronger U.S. dollar relative to the yen and deutchemark served to reduce the margin contribution from sales in Japan and Germany.

         Sales for the first six months of 1997 were $213.1 million compared to $198.2 million for the first six months of 1996. The majority of the growth came from precious metal products and alloy strip products. Beryllium and ceramic sales increased as well, while specialty metal system sales decreased slightly. The CPT acquisition also contributed a minor amount to the sales growth. Gross margin was $55.5 million or 26.0% of sales for the first half of 1997 versus $56.4 million or 28.5% of sales in the first half of 1996. The mix shifts and exchange rate effects on the second quarter results apply to the first half of the year as well. Manufacturing overhead costs were lower in 1997 than 1996.

         Selling, administrative and general expenses were $17.2 million or 15.1% of sales in the second quarter 1997 compared to $17.0 million or 16.3% of sales in the second quarter 1996. Year-to-date expenses were $32.6 million in 1997 (15.3% of sales) and $32.4 million in 1996 (16.4% of sales). Salary and fringe costs are higher from general wage increases and a slight increase in headcount. However, the exchange rate effect on the international subsidiaries' expenses and internal cost control programs have helped to offset this increase.

         Research and development (R&D) expenses were $2.0 million in the second quarter 1997 and $2.4 million in the second quarter 1996. For the first six months, R&D expenses were $3.6 million in 1997 and $4.2 million in 1996. Two major initiatives in 1996, the development of an innovative beryllium copper alloy and the development of investment casting capabilities, achieved objectives in 1997 and, therefore, caused a reduction in expenditures. Active development of new products and technologies is key to maintaining the Company's competitive advantage.

         Other-net expense was less than $0.1 million in the second quarter 1997 compared to other-net income of $0.3 million in the second quarter 1996. Other-net income was $0.5 million for the first six months of both 1997 and 1996. Interest income declined slightly in the current quarter compared to the second quarter 1996 as a result of lower cash balances.

         Included in other-net is the financing fee for maintaining consigned stocks of palladium and platinum that support a portion of the precious metal sales. This fee, in certain instances, is passed directly through to the customer. Disruptions in the international metal markets caused a significant increase in available financing rates during the second quarter 1997. The fee, which in most periods, including the first half of 1996, is usually nominal, increased in the second quarter 1997, although it still was not material. The Company has taken steps to minimize its exposure. While the Company cannot predict what the financing rates will be for the balance of the year, management believes that at the current levels, the net cost to the Company will be higher than in the comparable periods in 1996 by an immaterial amount.

         Interest expense was less than $0.1 million in the second quarter 1997 and $0.4 million in the comparable period last year. First half expense was $0.4 million in 1997 and $0.7 million in 1996. Capitalized interest associated with long-term capital projects increased in 1997.

         Second quarter 1997 income before income taxes was $10.5 million, a decrease from $12.3 million in the second quarter 1996. The unfavorable sales mix and exchange rate effects on margins were the main causes of the decline. Year-to-date income before income taxes of $19.5 million in 1997 is essentially flat with 1996. Income taxes were provided for at 29.0% in the second quarter 1997 and 28.3% in the first half of 1997. In 1996, taxes were provided for at 33.6% for the second quarter and 32.2% for the first half. The lower rate in 1997 resulted from utilization of investment tax credits, an increase in the depletion allowance and an increase in foreign tax benefits. Earnings per share were $0.45 for the second quarter and $0.84 for the first half of 1997. Earnings per share were $0.51 and $0.83 for the respective periods in 1996.

         In February 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 128, "Earnings per Share," which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of primary and fully diluted earnings per share for the second quarter 1997 and 1996 and year-to-date 1997 and 1996 is not material.

Financial Condition
-------------------

         Net cash provided from operations was $12.7 million during the first half 1997 compared to $16.1 million in the first half 1996. The increase in accounts receivable in 1997, driven by the higher sales, is the major difference. Inventories have declined on higher sales and, therefore, inventory turns have improved.

         Cash balances decreased to $16.2 million at the end of the second quarter 1997 from $31.7 million at December 31, 1996, primarily as a result of capital expenditures for property, plant and equipment and mine development costs totaling $33.1 million. In addition to the beryllium alloy expansion and modernization project, a substantial portion of which is being financed through off-balance sheet leases, the Company is constructing a new facility to produce a specialty family of alloys in Lorain, Ohio. This facility has an estimated cost of $11.9 million and is anticipated to begin production before the end of 1997. Other major projects include the development of a new bertrandite mine pit in Utah and the implementation of a new enterprise-wide information system.

         Dividends paid to shareholders totaled $3.6 million in the first half of 1997. The average number of outstanding shares of common stock is higher at the end of the second quarter 1997 than the second quarter 1996, mainly as a result of the shares issued to acquire CPT in the fourth quarter 1996. During 1997, 23,600 shares of stock were re-purchased by the Company at a cost of $0.5 million.

         Balance sheet debt of $51.8 million at the end of the second quarter 1997 is $7.2 million higher than at December 31.1996. Short-term debt is composed primarily of gold and foreign currency debt that is used as hedges against assets so denominated.

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

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------

                  (a)      Environmental Proceedings.
                           --------------------------

                  RECENT DEVELOPMENTS RELATING TO PENDING CLAIMS SINCE THE END OF FIRST QUARTER 1997. As previously reported in the Company's annual report on Form 10-K for the year ended December 31, 1996, the Company received a complaint on July 26, 1994, service of which was waived on September 29, 1994, in GLIDDEN COMPANY ET AL. V. AMERICAN COLOR AND CHEMICAL ET AL., No. 94-C-3970, filed in the United States District Court for the Eastern District of Pennsylvania. The plaintiffs are five companies which, pursuant to orders issued by the U.S. Environmental Protection Agency (the "U.S. EPA") under the Comprehensive, Environmental, Response Compensation and Liability Act ("CERCLA"), have been spending funds to secure, maintain and conduct an investigation of the Berks Landfill in Sinking Springs, Pennsylvania ("Berks Site"). The plaintiffs are alleged to have disposed of wastes at the Berks Site, which operated from 1950 through October 1, 1986. The 22 defendants (4 of which were added in 1997) consist of former owners or operators of the Berks Site and alleged transporters and/or generators of waste disposed of at the Berks Site. It is believed that hundreds of other entities disposed of waste at the Berks Site during its long period of operation. The plaintiffs seek to recover their past and future costs pursuant to rights of contribution under CERCLA and the Pennsylvania Hazardous Sites Cleanup Act. Plaintiffs allege that, as of September 1994, they had spent $335,000 to secure and maintain the Berks Site and that they expected to spend $1.7 million for a remedial investigation/feasibility study and a risk assessment. The remedial investigation/feasibility study and risk assessment have been submitted to the U.S. EPA and approved. The revised feasibility study presents eight alternative remedies with estimated present worth costs ranging from zero (no action alternative) up to $14.7 million. In July 1997, the U.S. EPA selected a remedy with an estimated present worth cost of $6.1 million. The Company's remediation expenses at the Berks Site will be affected by a number of uncertainties, including the method and extent of remediation, the percentage of waste disposed of at the Berks Site attributable to the Company relative to that attributable to other parties, and the financial capabilities of the other Potentially Responsible Persons. Discovery is proceeding pursuant to a case management order.

                  (b)      Beryllium Exposure Claims.
                           --------------------------

                  RECENT DEVELOPMENTS RELATING TO PENDING CLAIMS SINCE THE END OF FIRST QUARTER 1997. As previously reported in the Company's annual report on Form 10-K for the year ended December 31, 1996, the Company is a defendant in product liability cases in which the plaintiffs allege injury resulting from exposure to beryllium and beryllium-containing materials, other than as employees of the Company, and claim recovery based on various legal theories.

                  On March 14, 1997, the Company filed a motion for summary judgment in MORGAN ET AL. V. BRUSH WELLMAN INC. ET AL., a product liability case filed in June 1994 in the United States District Court, Eastern District of Tennessee, in which the plaintiffs claim damages in an aggregate amount of $19 million. The motion was denied on June 26, 1997. Additional defendants were added in this case pursuant to a motion filed on April 17, 1997 amending the complaint, and the court's order dated May 22, 1997. The Company also filed a motion to dismiss on January 17, 1997 in BALLINGER ET AL. V. BRUSH WELLMAN INC., a product liability case filed in November 1996 in the District Court, County of Jefferson, Colorado, in which the plaintiffs claim compensatory and punitive damages of an unspecified amount. This motion remains pending.

                  In RUFFIN ET AL. V. BRUSH WELLMAN INC. ET AL., a product liability case in which the plaintiffs claimed compensatory and punitive damages of an unspecified amount, the plaintiffs had appealed the trial court's summary judgment entered in favor of the Company to the New Jersey Superior Court - Appellate Division in May 1995. The New Jersey Superior Court - Appellate Division rendered its judgment on July 15, 1997 affirming the judgment of the trial court. The time limit for filing an appeal from the judgment of the New Jersey Superior Court - Appellate Division has not yet expired. In FACCIO ET AL.
V. BRUSH WELLMAN INC., another product liability case, filed in July 1995 in the United States District Court, District of Arizona, in which the plaintiffs seek compensatory and punitive damages of an unspecified amount, the plaintiffs filed a motion for a hearing on sanctions on April 23, 1997. The plaintiffs have also requested the court to enter an order that certain facts be taken as established for purposes of the case. The motion alleges that the Company, without substantial justification, failed to produce documentation within its possession and control in response to discovery requests. The Company has opposed the motion and intends to contest it vigorously. Hearing for sanctions has been set for September 8, 1997.

                  All of the foregoing product liability cases were previously reported in the Company's annual report on Form 10-K for the year ended December 31, 1996.

                  The Company is also a defendant in seven cases pending before the Court of Common Pleas of Cuyahoga County, Ohio, brought by current and former employees of the Company and, in some of the cases, their family members:
MIA JOHNSON, EXECUTRIX OF ESTATE OF ETHEL JONES, ET AL. V. BRUSH WELLMAN INC., filed January 22, 1997; WHITAKER ET AL. V. BRUSH WELLMAN INC., filed August 23, 1996; MUSSER ET AL. V. BRUSH WELLMAN INC., filed October 25, 1996; JACOBS ET AL.
V. BRUSH WELLMAN INC., filed December 31, 1996; STARIN V. BRUSH WELLMAN INC., filed December 31, 1996; BERLIN V. BRUSH WELLMAN INC., filed January 24, 1997; and KNEPPER ET AL. V. BRUSH WELLMAN INC., filed January 23, 1997. The complaints in all of these cases allege that the employees contracted chronic beryllium disease at the workplace and include claims for employer intentional tort and, except in the STARIN and BERLIN cases, claims by family members. The plaintiffs in these cases seek both compensatory and, except in the KNEPPER case, punitive damages. These cases were reported in the Company's annual report on Form 10-K for the year ended December 31, 1996 and the Company's quarterly report on Form 10-Q for the quarter ended March 28, 1997. All of these cases (except the KNEPPER case) have been consolidated at least for purposes of discovery and pretrial motions. The consolidation order of the court indicates that, after discovery, the court will revisit whether the cases should be consolidated for trial.

                  On April 7, 1997, the Company filed a motion to dismiss an amended complaint in the KNEPPER case. This motion was denied by the court. A motion to strike the class action allegations in the WHITAKER case was filed on April 25, 1997. This motion was not opposed and the court granted the motion on May 16, 1997. The prayer for relief, originally $100 million on behalf of the class, has not yet been changed since the striking of the class action allegations.

                  As previously reported in the Company's annual report on Form 10-K for the year ended December 31, 1996, the Company sought reimbursement of defense costs incurred in the MIA JOHNSON, WHITAKER, MUSSER, JACOBS, and KNEPPER cases from certain insurance carriers. Subject to a reservation of rights and pursuant to an interim arrangement, these insurance carriers have agreed to pay approximately one-half of the defense costs in each of these cases.

                  Rudy Gamez, an employee of the Company, filed a suit in the Superior Court of Pima County, Arizona, on July 5, 1996 (GAMEZ ET AL. V. BRUSH WELLMAN INC. ET AL.), claiming that, during his employment with the Company, he contracted chronic beryllium disease as a result of exposure to beryllium and beryllium-containing products. Gamez seeks compensatory and punitive damages based on allegations that the Company intentionally misrepresented the potential danger of exposure to beryllium and breached an agreement to pay certain benefits should he contract chronic beryllium disease. This case was reported in the Company's annual report on Form 10-K for the year ended December 31, 1996. On July 9, 1997, the plaintiff moved to amend his complaint to add claims for breach of contract and bad faith. On July 23, 1997, the Company filed a motion for summary judgment. This motion is pending before the court.

                  CLAIMS INITIATED SINCE THE END OF FIRST QUARTER 1997. On June 27, 1997, Victor Wallace and his spouse filed a suit against the Company and certain other companies in the Superior Court of California, County of Los Angeles, alleging injury resulting from exposure to beryllium and beryllium-containing products, other than as employees of the Company, and claiming recovery based on various legal theories, including product liability:
WALLACE, ET AL. V. BRUSH WELLMAN INC., ET AL. The plaintiffs seek damages in an unspecified amount.

                  The defense for the WALLACE case is being conducted by counsel retained by the Company. The Company intends to contest the claim vigorously and believes that the resolution of this case will not have a material effect on the Company.

(c)      Asbestos Exposure Claims.
         -------------------------

                  A subsidiary of the Company (the "Subsidiary") is a co-defendant in thirty-one cases making claims for asbestos-induced illness allegedly relating to the former operations of the Subsidiary, then known as The S.K. Wellman Corp. Twenty-seven of these cases have been reported in prior filings with the S.E.C. In all but a small portion of these cases, the Subsidiary is one of a large number of defendants in each case. The plaintiffs seek compensatory and punitive damages, in most cases of unspecified sums. Each case has been referred for defense pursuant to liability insurance coverage and has been accepted for defense without admission or denial of carrier liability. Two hundred thirty-four similar cases previously reported have been dismissed or disposed of by pretrial judgment, one by jury verdict of no liability and thirteen others by settlement for nominal sums. In one pending case, a Delaware subsidiary of the Subsidiary, formerly known as The S.K. Wellman Company, is a defendant along with several other defendants. The Company believes that resolution of the pending cases referred to in this paragraph will not have a material effect on the Company.

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

  (a) The Company's Annual Meeting of Shareholders for 1997 was held on May 6, 1997.

  (b)             Not applicable.

  (c) At the Annual Meeting, three directors were elected to serve for a term of three years by the following vote.

                                              Shares                 Shares
                                               Voted                  Voted
                                               "For"                "Against"
                                             ----------              --------
                  Gordon D. Harnett          14,740,111              202,894
                  William P. Madar           14,770,095              172,910
                  Robert M. McInnes          14,757,204              185,801

                  The selection of Ernst & Young as independent auditors for 1997 was ratified and approved by the following vote:

                     Shares                Shares                     Shares
                     Voted                  Voted                      Voted              Non-voting
                     "For"                "Against"                 "Abstaining"            Shares
                  ----------             ------------              -------------         ------------
                  14,799,396                72,245                     71,364                 -0-


Item 6.           Exhibits and Reports on Form 8-K
-------           --------------------------------

         (a)      Exhibits
                  --------

                  11. Statement re computation of per share earnings (filed as Exhibit 1 to Part I of this report).

         (b)      Reports on Form 8-K
                  -------------------

                  There have been no reports on Form 8-K during the quarter ended June 27, 1997.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       BRUSH WELLMAN INC.

Dated:  August 8, 1997

                                       /s/Carl Cramer
                                       -----------------------------------
                                       Carl Cramer
                                       Vice President Finance and
                                       Chief Financial Officer