Form 10-Q
period 1997-09-26
BRUSH WELLMAN INC
filed 1997-11-07
CIK 14957

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended September 26, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

        FOR THE TRANSITION PERIOD FROM                TO

                         COMMISSION FILE NUMBER 1-7006

                               BRUSH WELLMAN INC.
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN CHARTER)

                             OHIO                                               34-0119320
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)     (I.R.S. EMPLOYER IDENTIFICATION NO.)
                      17876 ST. CLAIR AVENUE, CLEVELAND,         44110
                                     OHIO
                         (ADDRESS OF PRINCIPAL EXECUTIVE      (ZIP CODE)
                                   OFFICES)

                                  216-486-4200
               REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of November 1, 1997 there were 16,415,365 shares of Common Stock, par value $1 per share, outstanding.

================================================================================

                         PART I   FINANCIAL INFORMATION

                      BRUSH WELLMAN INC. AND SUBSIDIARIES

ITEM 1.   FINANCIAL STATEMENTS

     The consolidated financial statements of Brush Wellman Inc. and its subsidiaries for the quarter ended September 26, 1997 are as follows:

        Consolidated Statements of Income -- Nine months ended September 26, 1997 and September 27, 1996

        Consolidated Balance Sheets -- September 26, 1997 and December 31, 1996

        Consolidated Statements of Cash Flows -- Nine months ended September 26, 1997 and September 27, 1996

        Notes to consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

                                                 THIRD QUARTER ENDED          NINE MONTHS ENDED
                                              -------------------------   -------------------------
 (Dollars in thousands except share and per    SEPT. 26,     SEPT. 27,     SEPT. 26,     SEPT. 27,
               share amounts)                    1997          1996          1997          1996
---------------------------------------------------------------------------------------------------
Net sales...................................  $   109,073   $    88,312   $   322,135   $   286,462
  Cost of sales.............................       81,845        64,584       239,430       206,292
                                              -----------   -----------   -----------   -----------
Gross Profit................................       27,228        23,728        82,705        80,170
  Selling, administrative and general
     expenses...............................       18,531        15,967        51,091        48,415
  Research and development expenses.........        2,013         1,933         5,573         6,094
  Other-net.................................        1,103          (230)          599          (693)
                                              -----------   -----------   -----------   -----------
Operating Profit............................        5,581         6,058        25,442        26,354
  Interest expense..........................           18           334           382         1,015
                                              -----------   -----------   -----------   -----------
Income before income taxes..................        5,563         5,724        25,060        25,339
  Income taxes..............................        1,574         1,159         7,092         7,475
                                              -----------   -----------   -----------   -----------
Net Income..................................  $     3,989   $     4,565   $    17,968   $    17,864
                                              ===========   ===========   ===========   ===========
Per Share of Common Stock:..................  $      0.24   $      0.28   $      1.07   $      1.11
                                              ===========   ===========   ===========   ===========
Cash dividends per common share.............  $      0.12   $      0.11   $      0.34   $      0.31

Weighted average number
  of common shares outstanding..............   16,840,452    16,076,202    16,810,305    16,102,470

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

                                                                         SEPT. 26,     DEC. 31,
(Dollars in thousands)                                                     1997          1996
-----------------------------------------------------------------------------------------------
ASSETS
Current Assets
  Cash and cash equivalents............................................  $   6,954     $ 31,749
  Accounts receivable..................................................     73,749       52,211
  Inventories..........................................................     90,840       96,324
  Prepaid expenses and other current assets............................     17,687       16,949
                                                                          --------     --------
     Total Current Assets..............................................    189,230      197,233

Other Assets...........................................................     27,753       28,326
Property, Plant and Equipment..........................................    451,282      404,127
  Less allowances for depreciation, depletion and impairment...........    285,522      273,907
                                                                          --------     --------
     Property, Plant and Equipment -- net..............................    165,760      130,220
                                                                          --------     --------
                                                                         $ 382,743     $355,779
                                                                          ========     ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Short-term debt......................................................  $  31,530     $ 25,670
  Accounts payable.....................................................     16,138        7,713
  Other liabilities and accrued items..................................     25,781       25,694
  Dividends payable....................................................      1,972        1,789
  Income taxes.........................................................      6,018        8,195
                                                                          --------     --------
     Total Current Liabilities.........................................     81,439       69,061
Other Long-Term Liabilities............................................      6,990        6,906
Retirement and Post-Employment Benefits................................     41,100       40,365
Long-Term Debt.........................................................     17,905       18,860
Deferred Income Taxes..................................................      1,830        1,330
Shareholders' Equity...................................................    233,479      219,257
                                                                          --------     --------
                                                                         $ 382,743     $355,779
                                                                          ========     ========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

                                                                            NINE MONTHS ENDED
                                                                         -----------------------
                                                                         SEPT. 26,     SEPT. 27,
(Dollars in thousands)                                                     1997          1996
------------------------------------------------------------------------------------------------
NET INCOME.............................................................  $  17,968     $  17,864
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
  PROVIDED FROM OPERATING ACTIVITIES:
  Depreciation, depletion and amortization.............................     13,012        14,574
  Amortization of mine development.....................................          1         4,427
  Decrease (Increase) in accounts receivable...........................    (22,657)       (4,764)
  Decrease (Increase) in Inventory.....................................      4,200           919
  Decrease (Increase) in prepaid and other current assets..............     (1,872)         (225)
  Increase (Decrease) in accounts payable and accrued expenses.........      8,990        (5,018)
  Increase (Decrease) in interest and taxes payable....................     (2,472)          (96)
  Increase (Decrease) in deferred income tax...........................        438        (1,030)
  Increase (Decrease) in other long-term liabilities...................      1,590         1,846
  Other -- net.........................................................        (10)           (6)
                                                                          --------      --------
     NET CASH PROVIDED FROM OPERATING ACTIVITIES.......................     19,188        28,491
CASH FLOWS FROM INVESTING ACTIVITIES:
  Payments for purchase of property, plant and equipment...............    (38,918)      (20,754)
  Payments for mine development........................................     (9,398)         (529)
  Proceeds from other investments......................................        883         1,212
                                                                          --------      --------
     NET CASH USED IN INVESTING ACTIVITIES.............................    (47,433)      (20,071)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of short-term debt............................      7,829         1,219
  Repayment of short-term debt.........................................        (93)       (3,449)
  Proceeds from issuance of long-term debt.............................                     (768)
  Repayment of long-term debt..........................................       (960)         (800)
  Issuance of Common Stock under compensation plans....................      4,118         1,248
  Purchase of treasury stock...........................................     (2,038)       (6,655)
  Payments of dividends................................................     (5,343)       (6,503)
                                                                          --------      --------
     NET CASH FROM/USED IN FINANCING ACTIVITIES........................      3,513       (15,708)

Effects of Exchange Rate Changes.......................................        (63)         (971)
                                                                          --------      --------
     NET CHANGE IN CASH AND CASH EQUIVALENTS...........................    (24,795)       (8,259)
     CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD..................     31,749        29,553
                                                                          --------      --------
  CASH AND CASH EQUIVALENTS AT END OF PERIOD...........................  $   6,954     $  21,294
                                                                          ========      ========

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

SEPTEMBER 26, 1997

NOTE A -- ACCOUNTING POLICIES

     In management's opinion, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position as of September 26, 1997, and December 31, 1996 and the results of operations for the nine months ended September 26, 1997 and September 27, 1996.

NOTE B -- INVENTORIES

                                                                    SEPT. 26,     DEC. 31,
                        (Dollars in thousands)                        1997          1996
     -------------------------------------------------------------------------------------
     Principally average cost:
       Raw materials and supplies.................................  $  16,997     $ 20,210
       In Process.................................................     56,146       55,242
       Finished...................................................     40,091       42,536
                                                                     --------     --------
                                                                      113,234      117,988
     Excess of average cost over LIFO inventory value.............     22,394       21,664
                                                                     --------     --------
                                                                    $  90,840     $ 96,324
                                                                     ========     ========

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS

FORWARD-LOOKING INFORMATION

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

RESULTS OF OPERATIONS

     Sales were $109.1 million in the third quarter 1997, an increase of 23.5% over the third quarter 1996. For the first nine months of 1997, sales were a record $322.1 million, a 12.5% increase over 1996 sales of $286.5 million. Year-to-date international sales of $98.8 million represent a 23.8% improvement over 1996 sales, despite the $5.7 million negative translation effect as a result of a stronger U.S. dollar in 1997 than 1996.

     Alloy strip sales increased in the third quarter 1997 from the third quarter 1996. These products are used in the automotive, telecommunications and electronic markets. Strip production is currently running near capacity in several phases of the operation. Sales of alloy bulk products were lower in the third quarter 1997 than the third quarter 1996 as a result of reduced sales to the recreation and leisure market. Sales of rod, plate and tube to other markets, including plastic tooling, aerospace and foundry products, increased in the current period from the comparable period last year. Total strip and bulk alloy pounds shipped increased in the third quarter 1997 from the third quarter 1996 at a higher rate than the sales value as a large portion of the sales increase was in the relatively lower priced alloys and because of the exchange rate effect on the translated value of international sales.

     Construction of the $117 million alloy expansion project in Elmore, Ohio remained on schedule. The new casting equipment is planned to come on-line in the fourth quarter 1997. Once fully operational, the equipment is designed to provide additional capacity and a lower manufacturing cost for alloy strip and bulk products. The full cost savings and quality improvements anticipated for strip products will not be realized until the new mill equipment is installed in mid-1998. Opportunities for bulk product sales growth are also designed to increase with the construction of a new facility to produce a specialty family of alloys in Lorain, Ohio. This $11.9 million plant is anticipated to start up in the fourth quarter 1997.

     Sales of precious metal products maintained their rapid advance in the current quarter from the comparable period in 1996. Shipments of physical vapor deposition targets, which are used in the optical data storage and hybrid electronic component industries, remained strong. The refining operations and brazing alloys also performed well. While the majority of precious metal sales are gold products, the Company also manufactures products using palladium, platinum and silver.

     Engineered material systems' (formerly known as specialty metal systems) revenues also grew in the third quarter 1997 as compared to the third quarter 1996. The majority of these sales are clad metal products which typically include inlay, overlay or edgelay of a precious or non-precious metal onto a base metal. These products serve the telecommunications, automotive and semiconductor markets.

     Beryllium sales were lower in the third quarter 1997 than the third quarter 1996. AlBeMet(TM) and E materials sales grew, but not enough to offset the decline in beryllium metal sales.

     Ceramic sales were higher in the third quarter 1997 than the third quarter 1996 due to a resurgence in traditional BeO and "CuPack" microwave packaging products.

     Thick film circuit sales from Circuits Processing Technology, Inc. (CPT) were a minor contributor to the sales increase in the third quarter 1997 from the third quarter 1996. CPT was acquired in the fourth quarter 1996.

     Gross margin was $27.2 million or 25.0% of sales in the third quarter 1997 compared to $23.7 million or 26.9% of sales in the third quarter 1996. The stronger dollar served to reduce the margin contribution from sales in Japan and Germany because those sales are denominated in local currencies while the majority of the product cost is incurred in dollars. Product mix also contributed to the decline in the margin percent. A significant portion of the sales growth is in precious metals, which, while profitable, carry a large precious metal pass-through and a relatively smaller value added. Pressures to meet the heightened demand have caused minor inefficiencies, i.e., higher overtime, at several manufacturing facilities, thereby negatively impacting the margin percent.

     Sales for the first nine months of 1997 were $322.1 million compared to $286.5 million for the first nine months of 1996. While the majority of the growth is from precious metal products, sales of all the previously discussed product offerings, except alloy bulk products, have grown year on year. Gross margin of $82.7 million was 25.7% of sales for the first three quarters of 1997 compared to $80.2 million and 28.0% of sales for the same period in 1996. Product mix shifts and the stronger dollar account for the majority of the margin percentage decline.

     Selling, general and administrative expenses were $18.5 million or 17.0% of sales in the third quarter 1997 compared to $16.0 million or 18.1% of sales in the third quarter 1996. Year-to-date expenses were $51.1 million or 15.9% of sales in 1997 versus $48.4 million or 16.9% of sales in 1996. Costs associated with the start-up of the new facility in Lorain (additional people, training, marketing activities, etc.) are a main cause for the increased expenses in the third quarter and for the year. The implementation of a portion of a new information system and the company-owned life insurance program also added to the expenses in 1997. Certain distribution costs increased as well as a result of higher sales volumes.

     Research and development (R&D) expenses of $2.0 million in the third quarter 1997 are flat with last year. R&D expenses for the first three quarters were $5.6 million or 1.7% of sales as compared to $6.1 million or 2.1% of sales in 1996. Two major initiatives in 1996 achieved their objectives in early 1997 and, therefore, caused a reduction in expenditures. Expenses were also lower in 1997 due to reimbursements for R&D work performed under government contracts. The Company is planning on increasing its investment and staffing in R&D in order to continue developing new products and technologies. R&D projects are closely aligned with current marketing strategies and activities.

     Other-net expense was $1.1 million in the third quarter 1997 compared to other-net income of $0.2 million in the third quarter 1996. For the year, other-net expense is $0.6 million in 1997 versus other-net income of $0.7 million in 1996. The main cause for the increased expense in 1997 is the higher financing rates on the consigned palladium and platinum that support a portion of the precious metal business. Disruptions in the international metal markets caused a significant increase in available financing rates. Prior to the summer of 1997, the rates were typically nominal. The Company has reduced its level of consigned palladium and platinum and taken other measures to reduce its exposure to this rate variation. The Company believes that the lower consignment position will not materially impact customer service levels. By the end of the third quarter 1997, the available rates, while higher than the rates in prior periods. were significantly lower than the peak rates of July, 1997.

     Interest expense was less than $0.1 million in the third quarter 1997 and $0.4 million for the first nine months of 1997. For 1996, the expense was $0.3 million in the third quarter and $1.0 million year-to-date. Capitalized interest associated with long-term capital projects was $0.5 million in the third quarter 1997 and $1.3 million year-to-date. The comparable totals for 1996 were $0.3 million and $0.6 million, respectively. The weighted average interest rate in 1997 is less than 1996.

     Third quarter 1997 income before income taxes of $5.6 million, was a slight decrease from the $5.7 million in the third quarter 1996. As described above, higher expenses and a lower margin percent offset the benefits of the increased sales. Year-to-date 1997 income before income taxes of $25.0 million is $0.3 million less than last year. Income taxes were provided for at 28.3% in the third quarter 1997 and the first nine months of 1997. In 1996, the comparable tax rates were 20.2% for the third quarter and 29.5% for the first nine months. The lower rate in the third quarter 1996 was partially the result of a year-to-date revision to the estimated impact of certain tax credits and adjustments. The lower 1997 year-to-date rate results from utilization of investment tax credits associated with various capital projects. Earnings per share were $0.24 for the third quarter and $1.07 for the first nine months of 1997. Earnings per share were $0.28 and $1.11 for the respective 1996 periods.

     The earnings per share calculation is also impacted by the number of average shares outstanding which increased to 16.8 million in the third quarter 1997 from 16.1 million in the third quarter 1996. This increase resulted from the purchase of CPT in the fourth quarter 1996 and the dilutive effect of previously issued stock options due to a higher stock price in the third quarter 1997.

     In February 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 128, "Earnings per Share," which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of primary and fully diluted earnings per share for the periods reported on herein is not material.

FINANCIAL CONDITION

     Cash flow from operating activities was $19.2 million for the first three quarters of 1997. Accounts receivable increased $21.5 million, adversely affecting cash flow in the quarter. The receivables growth is a result of higher international sales, which tend to have longer collection periods, higher total sales in the third quarter 1997 than the fourth quarter 1996 and a slight increase in the domestic collection period. Inventory declined $4.2 million during 1997 despite the sales increase as a result of capacity pressures and improved inventory control and planning efforts.

     Cash balances at the end of the third quarter 1997 were $7.0 million, a decline of $24.7 million since December 31, 1996. The main causes for this decline are the $38.9 million in capital expenditures and the $9.4 million expenditure for mine development during the first nine months of 1997. In addition to the alloy expansion project, a substantial portion of which is being financed through off-balance sheet leases, major capital projects include the construction of the new facility in Lorain, Ohio, the implementation of a new enterprise-wide information system and a new plating line at the Lincoln, Rhode Island facility. The development of the new bertrandite mine pits in Utah was substantially complete as of the end of the third quarter 1997.

     Short-term debt stood at $31.5 million as of the end of the third quarter 1997, an increase of $5.9 million since December 31, 1996. Most of the increase was in Japan. Short-term debt is composed primarily of precious metal and foreign currency debt that is used as hedges against current assets so denominated.

     Dividends paid year-to-date were $5.3 million. The dividend payout was increased by $0.01 per share per quarter by the Board of Directors in the third quarter 1997. The Company repurchased 87,600 shares at a cost of $2.0 million through the first nine months of 1997. The repurchase program is designed to offset the dilutive effect of stock option plans.

     Cash flow from operations was $28.5 million for the first nine months of 1996. During this time period, accounts receivable increased $4.8 million and inventory declined $0.9 million. Capital expenditures were $20.8 million and payments for mine development total $0.5 million. Treasury stock purchases were $6.7 million and dividends paid were $6.5 million in the first three quarters of 1996.

     Funds being generated from operations, plus the available borrowing capacity, are believed adequate to support operating requirements, capital expenditures, remediation projects, dividends and small acquisitions. Excess cash, if any, is invested in money market instruments and other high quality investments.

OTHER

     FASB Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information," requires that a publicly held company report financial and descriptive information about its operating segments in financial statements issued to shareholders for interim and annual periods. The Statement also requires additional disclosures with respect to products and services, geographic areas of operation and major customers and is effective for fiscal years beginning after December 15, 1997. The Company is studying the potential effects this may cause upon its financial disclosures and expects to adopt the Statement in the first quarter 1998.

PART II   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

  (a) Environmental Proceedings.

     RECENT DEVELOPMENTS RELATING TO PENDING CLAIMS SINCE THE END OF SECOND QUARTER 1997. As previously reported in the Company's annual report on Form 10-K for the year ended December 31, 1996, the Company received a complaint on July 26, 1994 in GLIDDEN COMPANY ET AL. V. AMERICAN COLOR AND CHEMICAL ET AL., No. 94-C-3970, filed in the United States District Court for the Eastern District of Pennsylvania. The plaintiffs are five companies which, pursuant to orders issued by the U.S. Environmental Protection Agency (the "U.S. EPA") under the Comprehensive, Environmental, Response, Compensation and Liability Act ("CERCLA"), have been spending funds to secure, maintain and conduct an investigation of the Berks Landfill in Sinking Springs, Pennsylvania ("Berks Site"). The plaintiffs are alleged to have disposed of wastes at the Berks Site, which operated from 1950 through October 1, 1986. The 40 defendants (22 of which were added in 1997) consist of former owners or operators of the Berks Site and alleged transporters and/or generators of waste disposed of at the Berks Site. It is believed that hundreds of other entities disposed of waste at the Berks Site during its long period of operation. The plaintiffs seek to recover their past and future costs pursuant to rights of contribution under CERCLA and the Pennsylvania Hazardous Sites Cleanup Act. Plaintiffs allege that, as of September 1994, they had spent $335,000 to secure and maintain the Berks Site and that they expected to spend $1.7 million for a remedial investigation/feasibility study and a risk assessment. The Company's remediation expenses at the Berks Site will be affected by a number of uncertainties, including the method and extent of remediation, the percentage of waste disposed of at the Berks Site attributable to the Company relative to that attributable to other parties, and the financial capabilities of the other Potentially Responsible Persons. Discovery is proceeding pursuant to a case management order. On September 30, 1997, the U.S. EPA sent a special notice letter to the Company and 28 other entities, 7 of whom are not parties to the GLIDDEN litigation. The letter requests reimbursement of the U.S. EPA's past costs (at least $755,959) and future costs relating to the landfill, and solicits a proposal to conduct or finance the remedial action selected by the U.S. EPA in its July 1997 Record of Decision, the present worth cost of which is estimated by the U.S. EPA to be $6.1 million. The Company will be meeting with the other recipients of this letter to explore a joint response.

  (b) Beryllium Exposure Claims.

     RECENT DEVELOPMENTS RELATING TO PENDING CLAIMS SINCE THE END OF SECOND QUARTER 1997. As previously reported in the Company's annual report on Form 10-K for the year ended December 31, 1996, the Company is a defendant in product liability cases in which the plaintiffs allege injury resulting from exposure to beryllium and beryllium-containing materials, other than as employees of the Company, and claim recovery based on various legal theories.

     On September 4, 1997, fourteen plaintiffs were added pursuant to an amended complaint in
BALLINGER ET AL. V. BRUSH WELLMAN INC. ET AL., a product liability case filed in November 1996 in the District Court, County of Jefferson, Colorado, in which the plaintiffs claim compensatory and punitive damages of an unspecified amount. The Company filed a motion to dismiss the amended complaint on September 16, 1997. This motion is pending along with the motion to dismiss the original complaint filed on January 17, 1997.

     In FACCIO ET AL. V. BRUSH WELLMAN INC., another product liability case, filed in July 1995 in the United States District Court, District of Arizona, in which the plaintiffs seek compensatory and punitive damages of an unspecified amount, the plaintiffs filed a motion for a hearing on sanctions on April 23, 1997 alleging that the Company, without substantial justification, failed to produce documentation within its possession and control in response to discovery requests. The plaintiffs also requested the court to enter an order that certain facts be taken as established for purposes of the case. The Company has opposed the motion and intends to contest it vigorously. The hearing for sanctions, originally fixed for September 8, 1997, was changed to October 23, 1997.

     All of the foregoing product liability cases were previously reported in the Company's annual report on Form 10-K for the year ended December 31, 1996, and developments relating to the BALLINGER and FACCIO cases were also reported in the Company's quarterly report on Form 10-Q for the quarter ended June 27, 1997.

     As previously reported in the Company's annual report on Form 10-K for the year ended December 31, 1996 and the Company's quarterly reports on Form 10-Q for the quarters ended June 27 and March 28, 1997 respectively, the Company is a defendant in seven cases pending before the Court of Common Pleas of Cuyahoga County, Ohio, brought by current and former employees of the Company and, in some of the cases, their family members: MIA JOHNSON, EXECUTRIX OF THE ESTATE OF ETHEL JONES, ET AL. V. BRUSH WELLMAN INC., filed January 22, 1997; WHITAKER ET AL. V. BRUSH WELLMAN INC., filed August 23, 1996; MUSSER ET AL. V. BRUSH WELLMAN INC., filed October 25, 1996; JACOBS ET AL. V. BRUSH WELLMAN INC., filed December 31, 1996; STARIN V. BRUSH WELLMAN INC., filed December 31, 1996; KNEPPER ET AL. V. BRUSH WELLMAN INC., filed January 23, 1997 and BERLIN V. BRUSH WELLMAN INC., filed January 24, 1997. The complaints in all of these cases allege that the employees contracted chronic beryllium disease at the workplace and include claims by family members. The plaintiffs in these cases seek both compensatory and, except in the Knepper case, punitive damages. All of these cases, except the Knepper case, have been consolidated at least for purposes of discovery and pretrial motions. The consolidation order of the court indicates that, after discovery, the court will revisit whether the cases should be consolidated for trial. On October 6, 1997, the Company filed a motion to dismiss or in the alternative for summary judgment in the Knepper case. This motion remains pending. On October 16, 1997, two of the plaintiffs in the consolidated cases dismissed their complaint without prejudice.

     Rudy Gamez, an employee of the Company, filed a suit in the Superior Court of Pima County, Arizona, on July 5, 1996 (GAMEZ ET AL. V. BRUSH WELLMAN INC. ET AL.), claiming that, during his employment with the Company, he contracted chronic beryllium disease as a result of exposure to beryllium and beryllium-containing products. Gamez seeks compensatory and punitive damages based on allegations that the Company intentionally misrepresented the potential danger of exposure to beryllium and breached an agreement to pay certain benefits should he contract chronic beryllium disease. This case was reported in the Company's annual report on Form 10-K for the year ended December 31, 1996 and the Company's quarterly report on Form 10-Q for the quarter ended June 27, 1997. On July 9, 1997, the plaintiff moved to amend his complaint to add claims for breach of contract and bad faith. On July 23, 1997, the Company filed a motion for summary judgment. The plaintiff's motion to amend his complaint was granted on August 15, 1997. The Company's motion for summary judgment was denied on September 29, 1997.

     CLAIMS CONCLUDED SINCE THE END OF SECOND QUARTER 1997. As previously reported in the Company's quarterly report on Form 10-Q for the quarter ended June 27, 1997, the plaintiffs in RUFFIN ET AL. V. BRUSH WELLMAN INC. ET AL., a product liability case originally filed in September 1991 in the Superior Court of New Jersey, Essex County, had appealed the trial court's summary judgment entered in favor of the Company to the New Jersey Superior Court, Appellate Division, in May 1995. In this case, the plaintiffs had claimed compensatory and punitive damages of an unspecified amount. The New Jersey Superior
Court -- Appellate Division rendered its judgment on July 15, 1997 affirming the judgment of the trial court. The time limit for filing an appeal from the judgment of the New Jersey Superior Court, Appellate Division, has expired.

     In GALLO ET AL.V. BRUSH WELLMAN, INC. ET AL., a product liability case filed on August 28, 1995 in the Court of Common Pleas of Berks County, Pennsylvania -- Civil Division, the plaintiffs sought compensatory damages of an unspecified amount. Mr. Gallo also sought punitive damages of an unspecified amount. This case was reported in the Company's annual report on Form 10-K for the year ended December 31, 1996. On September 26, 1997, the plaintiffs in this case voluntarily dismissed their claims against the Company.

     CLAIMS INITIATED SINCE THE END OF SECOND QUARTER 1997. On August 7, 1997, the Company was named one of ten defendants in a product liability case filed in the U.S. District Court for the

Eastern District of Tennessee: JAMES L. GRANT ET AL. V. BRUSH WELLMAN INC. ET AL. The complaint alleges that while Mr. Grant was employed by Union Carbide and Martin Marietta at two Department of Energy plants in Oak Ridge, Tennessee, he developed chronic beryllium disease. Mr. Grant seeks compensatory damages of $5,000,000 against each defendant, Mrs. Grant seeks compensatory damages of $1,000,000 against each defendant and both seek punitive damages of $10,000,000 against each defendant. The Company believes that resolution of this case will not have a material adverse effect on the Company. Defense of this case is being conducted by counsel selected by the Company and retained, with reservation of rights, by the Company's insurance carriers.

     The Company is one of five defendants in a case filed in the District Court of Harris County, Texas, on August 15, 1997: BILLY RAY CASH ET AL. V. BRUSH WELLMAN INC. ET AL. The complaint alleges that the Company sold harmful and toxic substances to Reed Tool Company, the employer of Mr. Cash, and that, as a result of exposure to such products, Mr. Cash developed severe respiratory disease. Mrs. Cash has brought a claim for loss of consortium. The plaintiffs seek compensatory and punitive damages of unspecified amounts. The Company believes that resolution of this case will not have a material adverse effect on the Company. Defense of this case is being conducted by counsel selected by the Company and retained, with reservation of rights, by the Company's insurance carriers.

  (c) Asbestos Exposure Claims.

     A subsidiary of the Company (the "Subsidiary") is a co-defendant in twenty-eight cases making claims for asbestos-induced illness allegedly relating to the former operations of the Subsidiary, then known as The S.K. Wellman Corp. Twenty-seven of these cases have been reported in prior filings with the S.E.C. In all but a small portion of these cases, the Subsidiary is one of a large number of defendants in each case. The plaintiffs seek compensatory and punitive damages, in most cases of unspecified sums. Each case has been referred for defense pursuant to liability insurance coverage and has been accepted for defense without admission or denial of carrier liability. Two hundred thirty-eight similar cases previously reported have been dismissed or disposed of by pretrial judgment, one by jury verdict of no liability and thirteen others by settlement for nominal sums. In one pending case, a Delaware subsidiary of the Subsidiary, formerly known as The S.K. Wellman Company, is a defendant along with several other defendants. The Company believes that resolution of the pending cases referred to in this paragraph will not have a material effect on the Company.

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

     27. Financial Data Schedule.

  (b) Reports on Form 8-K

     There have been no reports on Form 8-K during the quarter ended September 26, 1997.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                          BRUSH WELLMAN INC.
Dated: November 7, 1997
                                          /s/ Carl Cramer

                                          --------------------------------------
                                          Carl Cramer
                                          Vice President Finance and
                                          Chief Financial Officer