Form 10-K405
period 1997-12-31
BRUSH WELLMAN INC
filed 1998-03-27
CIK 14957

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    ---------
                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1997

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

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

       The aggregate market value of Common Stock, par value $1 per share, held by non-affiliates of the registrant (based upon the closing sale price on the New York Stock Exchange) on March 9, 1998 was approximately $434,116,719.

       As of March 9, 1998, there were 16,523,822 shares of Common Stock, par value $1 per share, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

       Portions of the annual report to shareholders for the year ended December 31, 1997 are incorporated by reference into Parts I and II.

       Portions of the proxy statement for the annual meeting of shareholders to be held on May 5, 1998 are incorporated by reference into Part III.

                                     PART I

ITEM 1.        BUSINESS
-------        --------

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

               The Company is a fully integrated producer of beryllium, beryllium alloys (primarily copper beryllium), and beryllia ceramic, each of which exhibits its own unique set of properties. The Company holds extensive mineral rights and mines the beryllium bearing ore, bertrandite, in central Utah. Beryllium is extracted from both bertrandite and imported beryl ore. In 1997, 66% of the Company's sales were of products containing the element beryllium (73% in 1996 and 73% in 1995). Beryllium-containing products are sold in competitive markets throughout the world through a direct sales organization and through owned and independent distribution centers. NGK Metals Corporation of Reading, Pennsylvania and NGK Insulators, Ltd. of Nagoya, Japan compete with the Company in the beryllium alloys field. Beryllium alloys also compete with other generally less expensive materials, including phosphor bronze, stainless steel and other specialty copper and nickel alloys. General Ceramics Inc. is a domestic competitor in beryllia ceramic. Other competitive materials include alumina, aluminum nitride and composites. While the Company is the only domestic producer of the metal beryllium, it competes with other fabricators as well as with designs utilizing other materials.

                  Sales of other specialty materials, principally metal systems and precious metal products, were 34% of total sales in 1997 (27% in 1996 and 27% in 1995). Precious metal products are produced by Williams Advanced Materials Inc. (hereinafter referred to as WAM), a subsidiary of the Company comprised of businesses acquired in 1986, 1989 and 1994. WAM's major product lines include vapor deposition materials, high temperature braze materials, clad and precious metal preforms, ultra fine wire, sealing lids for the semiconductor/hybrid markets and restorative dental alloys.

               WAM's principal competition in the vapor deposition markets are Materials Research Corp., Tosoh and Engelhard corporations. The semiconductor/hybrid market segment competition includes Johnson Matthey, SPM and Semi-Alloys. The products are sold directly from WAM's facilities in Buffalo, New York and Singapore as well as through sales representatives throughout the world.

               Technical Materials, Inc. (hereinafter referred to as "TMI"), a subsidiary of the Company, produces specialty metal systems, consisting principally of narrow metal strip, such as copper alloys, nickel alloys and stainless steels into which strips of precious and non-precious metal are inlaid. TMI also offers a number of other narrow metal strip material systems, including electron beam welded dual metal, contour milling and skiving, thick and thin selective solder coatings, selective electroplated products and bonded aluminum strips on nickel-iron alloys for semiconductor leadframes. Divisions of Cookson, Metallon and some European manufacturers are competitors for the sale of inlaid strip. Strip with selective electroplating is a competitive alternative as are other design approaches. The products are sold directly and through sales representatives.

               Circuits Processing Technology, Inc. (hereinafter referred to as "CPT"), a subsidiary of the Company produces high reliability thick film circuits and other types of complex circuits supporting all aspects of hybrid circuit requirements for both Defense and the commercial marketplace. CPT's principal competitor in high reliability circuit fabrication is M.I.C., in the commercial marketplace it's main competitor is Amitron.

        Sales and Backlog
        -----------------

               The backlog of unshipped orders as of December 31, 1997, 1996 and 1995 was $ 93,954,000, $94,428,000 and $95,718,000 respectively. Backlog is generally represented by purchase orders that may be terminated under certain conditions. The Company expects that, based on recent experience, substantially all of its backlog of orders at December 31, 1997 will be filled during 1998.

               Sales are made to approximately 5,300 customers. Government sales, principally subcontracts, accounted for about 1.1% of consolidated sales in 1997 as compared to 1.2% in 1996 and 1.3% in 1995. Sales outside the United States, principally to Western Europe, Canada and Japan, accounted for approximately 31% of sales in 1997, 29% of sales in 1996 and 34% in 1995. Financial information as to sales, identifiable assets and profitability by geographic area set forth on page 19 Note N to the consolidated financial statements in the annual report to shareholders for the year ended December 31, 1997 is incorporated herein by reference.

        Research & Development
        ----------------------

               Active research and development programs seek new product compositions and designs as well as process innovations. Expenditures for research and development amounted to $7,709,000 in 1997, $8,309,000 in 1996 and $7,814,000 in 1995. A staff of 57 scientists, engineers and technicians was employed in this effort during 1997. Some research and development projects were externally sponsored and expenditures related to those projects (approximately $170,000 in 1997, $166,000 in 1996 and $36,000 in 1995) are excluded from the above totals.

        Availability of Raw Materials
        -----------------------------

               The more important raw materials used by the Company are beryllium (extracted from both imported beryl ore and bertrandite mined from the Company's Utah properties), copper, gold, silver, nickel, platinum and palladium. The availability of these raw materials, as well as other materials used by the Company, is adequate to support current production levels and generally not dependent on any one supplier. Certain items are supplied by a preferred single source, but alternatives are believed readily available.

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

        Employees
        ---------

               As of December 31, 1997 the Company had 2,160 employees.

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

ITEM 2.        PROPERTIES
-------        ----------

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

               LORAIN, OHIO - a manufacturing facility consisting of 55,000 square feet located on 15 acres. This facility produces metal alloys in electronic induction furnaces which are continually cast into bar stock and heat treated.

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

               OCEANSIDE, CALIFORNIA - A 12,000 square foot leased facility on .75 acres of leased land. Over two-thirds of the facility is comprised of clean rooms which meet the Mil. Stds. 209D requirements, for the production of thick-film circuits and other complex circuits.

               SINGAPORE, SINGAPORE - A 4,500 square foot leased facility for the assembly and sale of precious metal hermetic sealing lids.

                  Production capacity is believed to be adequate to fill the Company's backlog of orders and to meet the current level of demand. However, the Company is currently re-evaluating production capacity in light of anticipated sales increases from development of new applications for the Company's products and expanding international presence. In May 1996, the Board of Directors approved a plan for a major expansion and upgrading of alloy strip capabilities involving the investment of $117 million at the Company's Elmore , Ohio facility. The plant is currently under construction and is targeted to begin production in the fourth quarter of 1998. The goal of this investment is to increase strip production capacity, reduce production costs, improve quality, reduce delivery lead times, and optimize working capital utilization.


ITEM 3.   LEGAL PROCEEDINGS
---------------------------

(a) Environmental Proceedings.
    --------------------------

          PENDING CLAIMS. The Company received a complaint on July 26, 1994 in GLIDDEN COMPANY ET AL. V. AMERICAN COLOR AND CHEMICAL ET AL., No. 94-C-3970, filed in the United States District Court for the Eastern District of Pennsylvania. The plaintiffs are five companies that, pursuant to orders issued by the U.S. Environmental Protection Agency (the "U.S. EPA") under the Comprehensive, Environmental, Response, Compensation and Liability Act ("CERCLA"), have been spending funds to secure, maintain and conduct an investigation of the Berks Landfill in Sinking Springs, Pennsylvania (the "Berks Site"). The plaintiffs are alleged to have disposed of wastes at the Berks Site, which operated from 1950 through October 1, 1986. The 40 defendants (22 of which were added in 1997) consist of former owners or operators of the Berks Site and alleged transporters and/or generators of waste disposed of at the Berks Site. It is believed that hundreds of other entities disposed of waste at the Berks Site during its long period of operation. The plaintiffs seek to recover their past and future costs pursuant to rights of contribution under CERCLA and the Pennsylvania Hazardous Sites Cleanup Act. Plaintiffs allege that they have spent approximately $3 million to secure and maintain the Berks Site and to prepare a remedial investigation/feasibility study and a risk assessment. Discovery is proceeding pursuant to a case management order. On September 30, 1997, the U.S. EPA sent a special notice letter to the Company and 28 other entities, 7 of whom are not parties to the GLIDDEN litigation. The letter requested reimbursement of the U.S. EPA's past costs (at least $755,959) and future costs relating to the landfill, and solicited a proposal to conduct or finance the remedial action selected by the U.S. EPA in its July 1997 Record of Decision, the present worth cost of which is estimated by the U.S. EPA to be $6.1 million. The U.S. EPA received no proposal in response to its letter. The Company has requested that the U.S. EPA consider it to be a candidate for a DE MINIMIS settlement. The Company's expenses at the Berks Site will be affected by a number of uncertainties, including the method and extent of remediation, the percentage of waste disposed of at the Berks Site attributable to the Company relative to that attributable to other parties, and the financial capabilities of the other Potentially Responsible Persons (the "PRPs").

          On or about September 25, 1992, the Company was served with a third-party complaint alleging that the Company, along with 159 other third-party defendants, is jointly and severally liable under CERCLA, 42 U.S.C. Sections 9607(a) and 9613(b), for response costs incurred in connection with the clean-up of hazardous substances in soil and groundwater at the Douglassville Site (the "Douglassville Site") located in Berks County, Pennsylvania: UNITED STATES OF AMERICA V. BERKS ASSOCIATES INC. ET AL. V. AAMCO TRANSMISSIONS ET AL., Case No. 91-4868, United States District Court for the Eastern District of Pennsylvania. Third-party complaints adding further parties have been subsequently filed. Prior to the commencement of litigation, the Company had responded to a request for information from the U.S. EPA by denying that it arranged to send any substances to the Douglassville Site. Although the Company has no documents in its own files relating to the shipment of any waste to the Douglassville Site, documents maintained by third-party plaintiffs suggest that 8,344 gallons of waste oil from the Company may have been taken there. According to a consultant retained by third-party plaintiffs, approximately 153 million gallons of waste were sent to the Douglassville Site. The Company denies liability. The Company participated in court-ordered settlement proceedings, which resulted in a DE MINIMIS settlement offer by the United States. The Company has accepted that offer and is awaiting notice from the government showing the final settlement calculation.

          The Company was identified as one of the PRPs under CERCLA at the Spectron Superfund Site in Elkton, Maryland (the "Elkton Site"). The Company reached a settlement with the U.S. EPA resolving the Company's liability under the Administrative Orders by Consent dated August 21, 1989 and October 1, 1991. The cost of compliance with the terms of these Orders is approximately $8,480,000, of which the Company's proportionate share is $20,461. On September 29, 1995, the U.S. EPA sent a "Special Notice for Negotiations for Remedial Investigation/Feasibility Study" to approximately 700 PRPs, including the Company. The U.S. EPA estimates that the final remedy for the Elkton Site will cost in the aggregate approximately $45 million. In October 1995, the terms of several proposed DE MINIMIS settlement/buyout options designed to resolve all remaining liability with respect to the Elkton Site were circulated among a group of PRPs, including the Company. The Company indicated its willingness to pursue resolution of its liability through a DE MINIMIS settlement/buyout. No litigation has been initiated by the U.S. EPA with respect to this matter.

          The Company has advised the U.S. EPA and the Ohio Environmental Protection Agency that it was unable to meet the December 1997 deadline for achieving emission limitations for a solvent degreaser at its Elmore, Ohio plant. For purposes of considering the issuance of a compliance order, the U.S. EPA has requested information concerning the circumstances leading to the Company's inability to comply and its timetable for achieving compliance. The U.S. EPA has expressed no current intention of imposing a penalty.

         (b) BERYLLIUM EXPOSURE CLAIMS.

          The inhalation of airborne beryllium particulate may present a health hazard to certain individuals. For decades the Company has operated its beryllium facilities under stringent standards of inplant and outplant discharge. These standards, which were first developed by the Atomic Energy Commission over forty years ago, were, in general, substantially adopted by the U.S. EPA and the Occupational Safety and Health Administration (OSHA). The Government has continued to review these standards, and governmental agencies continue to debate their adequacy. For example, the Department of Energy has concluded that, in its opinion, current beryllium standards may not be adequate to protect its own workers, and has gathered data, views and other relevant information to develop a possible revised standard for occupational exposure to beryllium at Department of Energy facilities. Some of the private litigants mentioned below have made similar claims. In contrast, the American Conference of Governmental Industrial Hygienists, a professional organization devoted to the administrative and technical aspects of occupational and environmental health, recently has retained the current occupational exposure standards and has added a new occupational exposure standard to limit short-term exposures.

          PENDING CLAIMS. The Company is currently a defendant in the following eight product liability cases in which the plaintiffs allege injury resulting from exposure to beryllium and beryllium-containing materials, other than as employees of the Company, and are claiming recovery based on various legal theories. These cases were previously reported in the Company's annual report on Form 10-K for the year ended December 31, 1996 or in the Company's quarterly report on Form 10-Q for the quarters ended June 27, 1997 and September 26, 1997, respectively. The Company believes that resolution of these cases will not have a material adverse effect on the Company. Defense for each of the cases identified in the table below is being conducted by counsel selected by the Company and retained, with reservations of rights, by the Company's insurance carriers.

====================================================================================================================================
                          DATE LAWSUIT
                          ------------
NAME OF PLAINTIFF         INSTITUTED        FORUM                          RELIEF REQUESTED
-----------------         ----------        -----                          ----------------
------------------------------------------------------------------------------------------------------------------------------------
Richard Neiman and        November 1990     Court of Common Pleas,         The Company is one of three defendants. Plaintiffs
Spouse                                      Montgomery County,             seek damages in excess of $20,000 for personal injury
                                            Pennsylvania                   and in excess of $20,000 for loss of consortium.
------------------------------------------------------------------------------------------------------------------------------------
Harry Robbins and         June 1993         Court of Common Pleas,         The Company is one of three defendants. Both
Spouse                                      Montgomery County,             plaintiffs individually seek compensatory damages in
                                            Pennsylvania                   excess of $50,000.  Mr. Robbins also seeks punitive
                                                                           damages in excess of $50,000.
------------------------------------------------------------------------------------------------------------------------------------
Troy Murphy Morgan,       June 1994         United States District Court,  The Company is one of several defendants, together
Corky Dean McCarter and                     Eastern District of Tennessee  with the United States.  In the Fourth Amended
wife, Karen Denise Smith                                                   Complaint (served in April 1997), plaintiffs' aggregate
McCarter, Richard Emory                                                    claims against the corporate defendants, including
Myers, Sr. and wife,                                                       compensatory and punitive damages, are $44 million.
Wilma Dean Kennedy
Myers, and Kathlene
Beatty
------------------------------------------------------------------------------------------------------------------------------------
George F. Faccio and      July 1995         United States District Court,  The Company is the only defendant.  Plaintiffs seek
Spouse                                      District of Arizona            compensatory and punitive damages of an unspecified
                                                                           amount.
------------------------------------------------------------------------------------------------------------------------------------
Ballinger et al.          November 1996     United States District Court,  The Company is the only defendant.  Plaintiffs seek
                                            Colorado                       compensatory and punitive damages of an unspecified
                                                                           amount.
------------------------------------------------------------------------------------------------------------------------------------
Foster et al.             February 1997     United States District Court,  The Company is one of several defendants.  Gary
                                            Eastern District of Tennessee  Foster seeks compensatory damages from each corporate defendant of $5 million. His spouse
                                                                           seeks compensatory damages from each defendant of
                                                                           $1 million. Both plaintiffs seek punitive damages
                                                                           from each defendant of $10 million.
------------------------------------------------------------------------------------------------------------------------------------
Wallace et al.            June 1997         Filed in the Superior Court    The Company is one of several defendants.  The
                                            of California, County of Los   plaintiffs seek damages in an unspecified amount.
                                            Angeles; transferred to
                                            Orange County, California
------------------------------------------------------------------------------------------------------------------------------------
Grant et al.              August 1997       United States District Court,  The Company is one of several defendants. Mr. Grant
                                            Eastern District of Tennessee  seeks compensatory damages of $5 million against each defendant.  His spouse seeks compensatory
                                                                           damages of $1 million against each defendant, and
                                                                           both seek punitive damages of $10 million against each
                                                                           defendant.
====================================================================================================================================

          Discovery is continuing in five of the eight cases reported above:
NEIMAN ET AL. V. CABOT CORP. ET AL.; ROBBINS ET AL. V. CABOT CORP. ET AL.; MORGAN ET AL. V. BRUSH WELLMAN INC. ET AL.; FOSTER ET AL. V. BRUSH WELLMAN INC. ET AL.; and GRANT ET AL. V. BRUSH WELLMAN INC. ET AL. (USDC, Tennessee). In FACCIO ET AL. V. BRUSH WELLMAN INC. also, discovery is ongoing, and several procedural motions, some of which sought sanctions against the Company, were filed. The motions seeking sanctions alleged that the Company, without substantial justification, failed to produce documentation within its possession and control in response to discovery requests.

The Court has ruled on two of the plaintiffs' procedural motions, denying sanctions (it also denied the Company's request for sanctions against the plaintiffs). Several additional procedural motions were heard in January 1998, but the Court has not yet issued its order. The plaintiffs filed another motion in January 1998 seeking sanctions. To date, no trial date has been established.

          BALLINGER ET AL. V. BRUSH WELLMAN INC. ET AL. was filed against the Company and one other defendant by 26 plaintiffs who allegedly have chronic beryllium disease ("CBD"), and their spouses, and one representative of a spouse who allegedly died from CBD (for a total of 43 plaintiffs). The defendants filed various motions in response to the complaint, including a motion to dismiss. Before a ruling on the motion to dismiss, an amended complaint was filed in September 1997 adding 7 plaintiffs who allegedly have CBD and their spouses (for a total of 14 additional plaintiffs). Various motions were again filed, including a motion to dismiss. Before a ruling was made on the motion to dismiss the amended complaint, a second amended complaint was filed in December 1997. One plaintiff and his spouse moved for dismissal of their claims without prejudice, which motion was granted. Also, in December 1997, the remaining plaintiffs agreed to dismiss the second defendant and filed an agreed motion for dismissal. The Court granted this second agreed motion on February 13, 1998. In response to the second amended complaint, on January 23, 1998, the Company moved to dismiss 47 of the 55 plaintiffs and answered as to the remaining 8 plaintiffs. The Court has not ruled on this motion.

          The complaint in WALLACE ET AL. V. BRUSH WELLMAN INC. ET AL. was answered by the Company on August 15, 1997. The case has since been transferred to Orange County and is in its very early stages of discovery.

          In LINDSTEDT V. NATIONAL BERYLLIUM CORP. ET AL., SPECTRA-PHYSICS, INC.
V. BRUSH WELLMAN INC., a suit brought by an employee of the Company against a number of defendants, including Spectra Physics, a customer of the Company, for personal injury resulting from exposure to beryllium containing materials, the customer filed a third-party complaint against the Company on December 12, 1996 in the Superior Court of New Jersey, seeking indemnification. The third-party complaint was dismissed by the Court in early 1997. Spectra-Physics has since settled with the plaintiff and has itself been dismissed from the action. On March 20, 1998, the single remaining defendant requested, and was granted, permission to identify the Company as a party for discovery purposes only. Accordingly, the Company remains a party solely for this purpose. The Company believes that resolution of this case will not have a material adverse effect on the Company.

          Nine Company employees and their spouses had filed law suits against the Company and certain of its employees in the Superior Court of Pima County,
Arizona: COLE ET AL. V. BRUSH WELLMAN INC. ET AL.; CRUZ ET AL. V. BRUSH WELLMAN INC. ET AL.; HAYNES-KERN ET AL. V. BRUSH WELLMAN INC. ET AL.; MATULIN ET AL. V. BRUSH WELLMAN INC. ET AL.; FIMBRES ET AL. V. BRUSH WELLMAN INC. ET AL.; FLORES ET AL. V. BRUSH WELLMAN INC. ET AL.; KOFIRA ET AL. V. BRUSH WELLMAN INC. ET AL.; MALDONADO ET AL. V. BRUSH WELLMAN INC. ET AL.; and STOECKER ET AL. V. BRUSH WELLMAN INC. ET AL. Six of these suits were instituted on June 29, 1994; one was instituted on December 13, 1994; and two were instituted on February 28, 1995. The plaintiffs claimed that, during their employment with the Company, they contracted CBD as a result of exposure to beryllium and beryllium-containing products. The plaintiffs sought compensatory and punitive damages of an unspecified amount based on allegations that the Company intentionally misrepresented the potential danger of exposure to beryllium and breached an agreement to pay certain benefits should the plaintiffs contract CBD. On July 5, 1996, Rudy Gamez, an employee of the Company, filed a suit in the Superior Court of Pima County, Arizona (GAMEZ ET AL. V. BRUSH WELLMAN INC. ET AL.), based upon similar claims and seeking similar relief. The first nine cases noted above were dismissed by the trial court and currently are on appeal following a summary judgment entered in favor of the Company on August 26, 1996. However, the Company's motion for summary judgment did not cover the GAMEZ case, which was filed after the Company had filed its summary judgment motion. Discovery is currently ongoing in this action. Defense of all of these cases is being conducted by counsel retained by the Company, and the Company believes that resolution of these cases will not have a material adverse effect on the Company.

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

          In view of the dispute with respect to coverage, however, the State Compensation Fund filed a declaratory judgment action against the Company and certain of its employees in the Superior Court of Pima County, Arizona, for which service of process occurred on August 21, 1995: STATE COMPENSATION FUND V. BRUSH WELLMAN INC. ET AL. The Company filed an answer and counterclaim to the effect that, among other things, the State Compensation Fund had a duty to defend and indemnify the Company. The Company sought an award of not only the costs of defending the underlying actions, but also the costs incurred with respect to the coverage, litigation and punitive damages. On May 13, 1996, the Court entered an order granting the State Compensation Fund's motions for partial summary judgment, which, among other things, sought a declaration of no duty to defend or indemnify the Company against claims for breach of contract and claims for intentional tort. These rulings did not completely dispose of the State Compensation Fund's claims and did not address the Company's counterclaim. As of September 1, 1996, the State Compensation Fund refused to reimburse the Company for any further defense costs that the Company might incur. The State Compensation Fund has also indicated that it plans to seek reimbursement of defense costs already paid. Further proceedings in this action have been stayed pending a ruling on the employees' appeals from the dismissal of their lawsuits by the Superior Court of Pima County, Arizona, in the underlying cases noted above.

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


          The Company is a defendant in seven cases pending before the Court of Common Pleas of Cuyahoga County, Ohio, brought by current and former employees of the Company and, in most of the cases, their family members: BERLIN V. BRUSH WELLMAN INC., filed January 24, 1997; KNEPPER ET AL. V. BRUSH WELLMAN INC., filed January 23, 1997; MIA JOHNSON, EXECUTRIX OF THE ESTATE OF ETHEL JONES ET AL. V. BRUSH WELLMAN INC., filed January 22, 1997; JACOBS ET AL. V. BRUSH WELLMAN INC., filed December 31, 1996; STARIN V. BRUSH WELLMAN INC., filed December 31, 1996; MUSSER ET AL. V. BRUSH WELLMAN INC., filed October 25, 1996; and WHITAKER ET AL. V. BRUSH WELLMAN INC., filed August 23, 1996. The complaints in all of these cases allege that the employees contracted CBD at the workplace, seek recovery on an intentional tort theory and, except in the BERLIN and STARIN cases, include claims by family members. The plaintiffs in these cases seek both compensatory and, except in the KNEPPER case, punitive damages. All of these cases, except the KNEPPEr case, have been consolidated at least for purposes of discovery and pretrial motions, and all are set for trial in June 1998. The consolidation order of the Court indicates that, after discovery, the Court will revisit whether the cases should be consolidated for trial. On October 6, 1997, the Company filed a motion to dismiss or in the alternative for summary judgment in the KNEPPER case. This motion remains pending. On October 16, 1997, one of the employee-plaintiffs in the consolidated cases and his spouse dismissed their complaint without prejudice. On November 26, 1997, the Company filed a motion for summary judgment in the STARIN case. This motion remains pending. On March 20, 1998, the parties filed an agreed motion to stay discovery in all of the seven cases on the grounds that the parties had negotiated a settlement and would need time to reduce that settlement to definitive written agreements. In addition, certain of the claims will be submitted for approval of the probate division of the appropriate common pleas court. The motion to stay remains pending and the parties are drafting written agreements. No assurance can be given that the settlement will be effected as currently anticipated since the agreements have not been signed, or, where necessary, submitted to the appropriate probate court. The Company believes that resolution of these cases will not have a material adverse effect on the Company.

          An action was filed by the Arizona State Compensation Fund against the Company in Pima County Superior Court, Arizona, seeking a declaratory judgment that the Fund is not required to defend or indemnify the Company against claims made in the WHITAKER case: STATE COMPENSATION FUND V. BRUSH WELLMAN INC., filed December 11, 1996. The parties have agreed to stay further proceedings in the case for a mutually agreed period of time.

          CLAIMS INITIATED SINCE THE END OF THIRD QUARTER 1997. On December 19, 1997, the Company was named a defendant in a product liability case filed in the Court of Common Pleas, Philadelphia County, Pennsylvania: FRANK CORVINO ET AL.
V. CABOT CORP. ET AL. In the complaint, Mr. Corvino alleges that he suffered injury (including CBD) resulting from exposure to beryllium dust and fibers emitted from a plant operated by defendants Cabot Corporation and NGK in the vicinity of his place of work. Mr. Corvino also alleges that he suffered injury as a result of exposure to beryllium supplied to his employers. The complaint includes claims for negligence, product liability and loss of consortium. No specific claim has been asserted against the Company. The plaintiffs seek compensatory damages in excess of $50,000, and medical monitoring and punitive damages of an unspecified amount. The defense of this case is being conducted by counsel selected by the Company and retained, with reservations of rights, by the Company's insurance carriers. The Company believes that resolution of this case will not have a material adverse effect on the Company.

          CLAIMS CONCLUDED SINCE THE END OF THIRD QUARTER 1997. On October 2, 1997, an employee of the Company and his spouse filed an action in the Court of Common Pleas of Cuyahoga County, Ohio: DAVID NORGARD ET AL. V. BRUSH WELLMAN INC. The complaint alleged that David Norgard contracted CBD during his employment with the Company as a result of exposure to beryllium and beryllium containing products, and included claims for employer intentional tort and loss of consortium. The plaintiffs sought compensatory and punitive damages, each in an amount in excess of $25,000. The case was consolidated, at least for purposes of discovery and pretrial motions, with the six other cases pending against the Company before the Court of Common Pleas for Cuyahoga County, Ohio, and identified above. On November 5, 1997, the Company filed a motion to dismiss the complaint based on the statute of limitations. On March 19, 1998, the plaintiffs in this case dismissed their complaint without prejudice.

          In a product liability case brought by an employee of a customer of Williams Advanced Materials, Inc., a subsidiary of the Company, in the Court of Common Pleas, Chester County, Pennsylvania, the plaintiffs alleged personal injury resulting from exposure to beryllium and beryllium containing materials and loss of consortium, and claimed compensatory damages in excess of $25,000 based on various legal theories: DAVID TAGGART ET AL. V. ACECODENT, ET AL., filed on October 2, 1992. The plaintiffs dismissed this action against the Company's subsidiary, but the case remained pending due to a cross-claim against the Company's subsidiary by one of the other defendants. This cross-claim against the Company's subsidiary was discontinued and a stipulation for dismissal was filed with the Court. On March 3, 1998, the Court dismissed the Company's subsidiary from the action.

          The Company was one of five defendants in a product liability case filed in the District Court of Harris County, Texas, on August 15, 1997: BILLY RAY CASH ET AL. V. BRUSH WELLMAN INC. ET AL. The complaint alleged that the Company sold harmful and toxic substances to Mr. Cash's employer and that, as a result of exposure to such substances, Mr. Cash developed severe respiratory disease. The complaint included claims for loss of consortium. The plaintiff's sought compensatory and punitive damages of unspecified amounts. The plaintiffs moved for voluntary dismissal of their action against the Company, and the motion was granted by the Court on December 11, 1997.

    (c)  ASBESTOS EXPOSURE CLAIMS.

          A subsidiary of the Company (the "Subsidiary") is a co-defendant in nineteen cases making claims for asbestos-induced illness allegedly relating to the former operations of the Subsidiary, then known as The S.K. Wellman Corp. Eighteen of these cases have been reported in prior filings with the S.E.C. In all but a small portion of these cases, the Subsidiary is one of a large number of defendants in each case. The plaintiffs seek compensatory and punitive damages, in most cases of unspecified sums. Each case has been referred for defense pursuant to liability insurance coverage and has been accepted for defense without admission or denial of carrier liability. Two hundred forty-seven similar cases previously reported have been dismissed or disposed of by pretrial judgment, one by jury verdict of no liability and fourteen others by settlement for nominal sums. The Company believes that resolution of the pending cases referred to in this paragraph will not have a material adverse effect on the Company.

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

    (d)  OTHER MISCELLANEOUS PENDING CLAIMS.

          A subsidiary of the Company, Technical Materials, Inc. ("TMI"), and an employee of TMI are defendants in a case filed in the Superior Court of the State of Rhode Island on October 15, 1997: HANDY & HARMAN ELECTRONIC MATERIALS CORPORATION V. TECHNICAL MATERIALS, INC. ET AL. The complaint alleges that TMI tortiously induced the employee to breach his confidentiality obligations to his former employer, the plaintiff, and misappropriated trade secrets of the plaintiff. The plaintiff seeks preliminarily and permanently to enjoin TMI from using any confidential information obtained by the employee while he was employed with the plaintiff, and compensatory and punitive damages of unspecified amounts.

          The Company is a defendant in a personal injury case filed in the Court of Common Pleas for Ottawa County, Ohio, on January 24, 1997, by an employee of the Company and his spouse: MATHIAS ET AL. V. BRUSH WELLMAN INC. The plaintiffs seek compensatory damages in excess of $25,000 and punitive damages in excess of $25,000 for an alleged acid spill.

          The defense of these two cases is being conducted by counsel retained by the Company. The Company believes that the resolution of these cases will not have a material adverse effect on the Company.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------        ---------------------------------------------------

               Not Applicable.

Executive Officers of the Registrant
------------------------------------

               The following table provides information as to the executive officers of the Company.

   Name                       Age                 Positions and Offices
   ----                       ---                 ---------------------

Gordon D. Harnett             55            Chairman of the Board, President, Chief Executive Officer
                                              and Director

Michael D.  Anderson          46            Vice President Beryllium Products

Carl Cramer                   49            Vice President Finance, Chief Financial Officer

Brian J. Derry                52            Vice President Operations

Stephen Freeman               51            Vice President Alloy Products

Jordan P. Frazier             40            General Manager of Ceramic Products

Craig B. Harlan               60            Vice President International - Europe

Alfonso T. Lubrano            48            President - Technical Materials, Inc.

John J. Paschall              60            President - Williams Advanced Materials Inc.

Andrew J. Sandor              58            Vice President Alloy Technology

Daniel A. Skoch               48            Vice President Administration and Human Resources

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

               MR. DERRY was elected Vice President Operations May 6, 1997. Prior to that, he served as Director of Global Manufacturing for Ethyl Corporation.

               MR. FRAZIER was appointed General Manager of Ceramic Products on December 2, 1997. He had served as General Manager of Ceramic Operations since September 7, 1996. He had served as Director of Sales and Marketing for Ceramic Products since February 1, 1996.

               MR. FREEMAN was elected Vice President Alloy Products effective February 7, 1995. He had served as Vice President Sales and Marketing since August 3, 1993. He had served as Vice President Sales and Marketing-Alloy Products since July, 1992. Prior to that, he had served as Management Consultant for Adastra, Inc.

               MR. HARLAN was elected Vice President International on December 2, 1997. He had served as Vice President International-Europe since June 7, 1994. He had served as Vice President Business Development since August, 1993. He had served as Senior Vice President, Sales and Marketing since October, 1991. He had served as Vice President/General Manager, Alloy Division since January 1, 1987.

               MR. LUBRANO was elected President - Technical Materials, Inc. effective April, 1995 and Vice President and General Manager effective March, 1992. Prior to that, he served as Vice President and Business Director of Engelhard Corporation from 1987.

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

                                     PART II

ITEM 5.        MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
-------        ----------------------------------------------------------------
               MATTERS
               -------

               The Company's Common Stock is traded on the New York Stock Exchange. As of March 9, 1998 there were 2,305 shareholders of record. Information as to stock price and dividends declared set forth on page 20 in Note O to the consolidated financial statements in the annual report to shareholders for the year ended December 31, 1997 is incorporated herein by reference. The Company's ability to pay dividends is generally unrestricted, except that it is obligated to maintain a specified level of tangible net worth pursuant to an existing credit facility.


ITEM 6.        SELECTED FINANCIAL DATA
-------        -----------------------

               Selected Financial Data on page 26 of the annual report to shareholders for the year ended December 31, 1997 is incorporated herein by reference.


ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------        -----------------------------------------------------------
               AND RESULTS OF OPERATIONS
               -------------------------

  RESULTS OF OPERATIONS

1997 to 1996 Comparison
-----------------------

                Sales in 1997 were a record $433.8 million, a 15% improvement over 1996 sales of $376.3 million. Sales have increased for five consecutive years, establishing record highs in each of the past four years.
Diluted earnings per share grew to $1.56 in 1997 from $1.53 in 1996.

                Metal Systems sales, which are approximately 70% of total sales, increased in 1997 over 1996. The primary markets for these products are telecommunications, automotive and electronics. Aerospace, defense and plastic tooling are smaller, but important markets as well. Major products included in Metal Systems are beryllium, beryllium alloy strip and bulk and engineered materials. These products offer a wide variety of performance characteristics that are ideal in high reliability applications, and enable customers to improve efficiencies and lower costs. Depending upon their form and application, these products can provide superior electrical conductivity, formability, wear resistance and high strength and hardness. Applications for these materials include connectors, switches, relays, mold tooling, bushings, contacts and structural components.

                Alloy strip sales posted significant gains in 1997 over 1996 in the domestic and international markets. Pounds shipped increased at a higher rate than the sale values as a large portion of the additional sales was in relatively lower priced alloys. The translation rate differences also adversely affected international sales. Strip production was near capacity for most of the year. The new casting facility in Elmore, Ohio, part of the three-year $117 million alloy expansion project, started up on schedule late in the fourth quarter 1997. In addition to increasing capacity, this equipment is designed to lower costs and improve quality of beryllium alloy products. The strip mill portion of the expansion project is scheduled to be completed in the summer of 1998.

                Sales of alloy bulk products declined year on year due to lower sales to the recreation and leisure market. The Company has now developed new alloys and marketing strategies in attempts to regain its share in this profitable, but somewhat seasonal and inconsistent, market. Bulk product sales to other markets increased slightly in 1997 over 1996. To augment the markets served by its traditional beryllium alloy bulk products, the Company recently completed construction of a new facility in Lorain, Ohio, to produce a specialty family of non-beryllium containing alloys in rod, bar and tube form. Production in limited quantities began in the fourth quarter 1997 and the facility is anticipated to be fully operational in 1998.

                Sales of engineered material systems once again demonstrated strong growth in the current year continuing a five-year trend of improving revenues and profits. Engineered material systems include clad inlay or overlay metals, contour profiling of metals, electron beam welded metal systems, precious and base metal electroplating and solder-coated metal systems, or any combinations of these systems. Capital investments to support and expand these product offerings were made in 1997 and are planned to continue in 1998.

                Beryllium sales also grew in 1997 from 1996. AlBeMet(R) sales, while still relatively small, increased in the current year and the Company is encouraged by its potential commercial applications. Investment cast products also offer an opportunity for growth. Beryllium metal sales, primarily for defense applications, were flat year on year.

                Sales of Microelectronic Group products, which include precious metals, ceramics and thick film circuits, increased dramatically in 1997 from 1996 to account for approximately 30% of the Company's total sales. The majority of the sales growth was in precious metals, primarily physical vapor deposition targets used in the optical data storage and hybrid electronic markets. Revenues from the Company's gold refining operations increased in 1997 as well. Because of the high precious metal content, the cost of which is passed through to customers, these sales have a lower margin percent than the average margins earned on the Company's other products. While profitable, the large increase in precious metal sales has the effect of lowering the Company's overall gross margin percent.

                Ceramic sales were higher in 1997 than 1996 on the strength of additional base beryllia ceramic sales to the telecommunications market. Direct bond copper sales increased slightly, but their profitability remained disappointing. Thick film circuit sales from Circuits Processing Technology, Inc. ("CPT") were a minor contributor to the increased sales in 1997 from 1996.

                International operations consist of distribution centers in Germany, England and Japan, a marketing office in Singapore and a precious metal finishing facility in Singapore. In addition, in 1997, the Company entered into a joint venture in Singapore to provide slitting and distribution facilities for beryllium alloys. Sales by international operations totaled $88.7 million in 1997 compared to $74.8 million in 1996. Sales by these operations are predominantly in their respective currencies while the majority of the underlying cost of sales is incurred in dollars. In 1997, the U.S. dollar on average strengthened 11% against the yen and 14% against the deutschmark from 1996, thereby reducing the comparative translated value of these sales and resulting margins. The dollar's value against the yen and the deutschmark was higher at December 31, 1997 than the average value for 1997. Direct exports to unaffiliated customers were $53.7 million in 1997 and $33.6 million in 1996.
The majority of these sales are to North America and western Europe and are denominated in dollars. International markets are essentially the same as in the U.S.

                As outlined in Note G to the Consolidated Financial Statements, the Company has a foreign currency hedge program to protect against adverse currency movements. Should the dollar strengthen significantly, the decrease in value of foreign currency transactions will be partially offset by gains on the hedge contracts. As of December 31, 1997, outstanding hedge contracts totaled $25.9 million, compared to $25.0 million at year end 1996.

                Gross margin was $113.0 million in 1997, a gain of $4.4 million from 1996. However, the margin percentage declined to 26.1% of sales from 28.9%. The two major causes for the decline in the percentage were the effects of the stronger dollar and the large increase in precious metal products that carry smaller margins as previously discussed. Capacity constraints at several facilities created additional cost pressures (increased overtime, limited availability of the optimal equipment, etc.). Tempering these effects was the increase in beryllium strip sales earning greater margins. The Utah beryllium extraction facility operated at very efficient levels in 1997. The cost of copper, typically passed through to beryllium alloy customers, was essentially flat year on year. Selling prices in general were fairly stable during 1997.

                Selling, administrative and general expenses were $69.0 million or 15.9% of sales in 1997 compared to $65.0 million or 17.2% of sales in 1996. Costs associated with the start-up of the new facility in Lorain, Ohio and charges for the company-owned life insurance program were two main causes for the increase. The expense portion of the new computer based information system project, begun in 1996, continued into 1997.

                Research and development (R&D) expenses were $7.7 million or 1.8% of sales in 1997, a decline from $8.3 million or 2.2% of sales in 1996. Expenses were lower in 1997 in part because of reimbursements for R&D work performed under government contracts. Additionally, two major initiatives in 1996 achieved their objectives in early 1997 and, therefore, caused a reduction in expenditures. The Company is planning on increasing its investment and staffing in R&D in order to continue developing new products and technologies.

                Other-net expense was $0.3 million in 1997 and $1.0 million in 1996. Foreign currency hedge gains were higher in 1997 than 1996 while goodwill expense was lower in 1997. Partially offsetting these benefits was an increase in the cost of financing the consigned platinum and palladium stocks that support a portion of the precious metal business. Major disruptions to the supply of metal in the international markets in the summer of 1997 caused the higher rates. By the end of 1997, financing rates had significantly declined, although they still were higher than the typically nominal rates of prior years. The Company has taken additional measures to reduce its exposures.

                Interest expense was $0.6 million in 1997 versus $1.1 million in 1996 net of capitalized interest associated with long-term capital projects of $1.9 million in 1997 and $1.0 million in 1996. The higher incurred interest expense in 1997 was the result of increased borrowings, as the weighted average interest rate declined slightly in 1997 from 1996.

                Income before income taxes was $35.5 million in 1997, an increase of $2.3 million from 1996. As explained above, this improvement was due to higher sales volume generating an increase in margin that was partially offset by an unfavorable currency effect and higher expenses.

                The Company's effective tax rate was 27.8% of pre-tax earnings in 1997 compared to 26.2% in 1996. Higher earnings and a decreased tax benefit from the company-owned life insurance program caused the increase in the rate. Adjustments to the statutory tax rate are detailed in Note I to the Consolidated Financial Statements.

                Comparative basic earnings per share were $1.58 in 1997 and $1.55 in 1996. Diluted earnings per share were $1.56 in 1997 and $1.53 in 1996. All earnings per share calculations have been restated to comply with SFAS No. 128, which revised the methodology for determining the weighted average shares outstanding. (See Note J to the Consolidated Financial Statements for a reconciliation of basic and diluted earnings per share.)

1996 to 1995 Comparison
-----------------------

                Worldwide sales in 1996 were $376.3 million compared to $369.6 million achieved in 1995. The revenue growth came primarily from domestic beryllium alloy products and engineered material systems. The resulting profits grew faster than sales, as diluted earnings per share were $1.53 in 1996, an improvement of 20% over the prior year.

                Worldwide sales of beryllium alloys increased in 1996 over 1995. Domestically, sales of beryllium copper precision strip, rod and wire were higher as shipments to the automotive electronics and telecommunications markets grew. Sales of bulk products (bar, tube, plate, custom fabricated parts) also increased in 1996, further penetrating the aerospace, plastic tooling and various industrial markets. The recreation and leisure market emerged as a potentially large application for bulk products; however, with a limited customer base, sales into this market are seasonal and inconsistent from year to year.

                International sales of beryllium alloys declined in 1996 compared to 1995 as a result of softening economic conditions in Germany and other portions of western Europe. The sales growth in Japan and the Pacific rim slowed down from recent years, but modest improvements were still recorded. The stronger dollar in 1996 relative to 1995 also contributed to the reported international sales decline, as foreign currency sales are translated into fewer dollars compared to 1995. The domestic beryllium alloy growth more than offset the international decline.

                Sales of engineered material systems grew in 1996 over 1995. The gains came primarily from the telecommunications market, with some additional contribution from the automotive market as well. Semiconductor shipments were quite strong in the first part of the year, but a major market slow down adversely affected second half sales.

                Precious metal sales were down in 1996 from 1995's levels, but sales in the second half 1996 were higher than in the second half 1995. An anticipated decline in frame lid assemblies occurred due to a major customer's re-design to a non-precious metal material in the second quarter 1995. Efforts to broaden the product offering have been successful through the continued development of physical vapor deposition products and services and high temperature braze alloys. Fine wire sales remained minor. International sales declined in 1996 from 1995, reflecting the drop-off in frame lid assembly shipments.

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

                CPT was acquired in late October 1996 by the Company and contributed a minor amount to sales and profits. CPT, which produces thick film circuits using a proprietary etching process, gives the Company an additional entree into the microelectronics market.

                Sales from international operations totaled $74.8 million in 1996 compared to $91.2 million in 1995. Direct exports to unaffiliated customers totaled $33.6 million in 1996 and $36.1 million in 1995.

                Cost of sales declined by $1.0 million in 1996 from 1995 on higher sales, resulting in a $7.7 million improvement in gross profit. Improved operating efficiencies, including higher yields on certain products, better utilization of available capacity, effective use of recycled materials and strong cost control measures, increased the gross margin to 28.9% of sales in 1996 from 27.3% in 1995. Stable prices and product mix helped to offset the negative margin impact of the stronger dollar. The lower copper cost in 1996, as compared to 1995, was passed through to the customer and thus had no impact on gross margin.

                Selling, administrative and general expenses of $65.0 million represent a 4% increase over the prior year. Expenses associated with the first phase of implementing an enterprise-wide information system caused a portion of the increase. The project will carry over into 1997 and beyond. Additional administrative and legal expenses were incurred to support and structure the alloy expansion project and the related financial arrangements. Compensation plans carried higher costs in 1996 and certain sales volume related expenses increased in 1996 as well.

                Research and development (R&D) expenses grew to $8.3 million or 2.2% of sales in 1996 from $7.8 million or 2.1% of sales in 1995. The increase is predominantly from efforts to develop a new high quality, low cost precision beryllium copper strip and in-house investment casting technology. The R&D staffing was also increased. Expenditures on non-beryllium alloy R&D were flat.

                Other-net expense was $1.0 million in 1996 and $1.3 million in 1995. Foreign currency gains account for the improvement.

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

                An effective tax rate of 26.2% of pre-tax earnings was used in 1996, an increase from the 24.6% rate in 1995. Increased pre-tax earnings, reduced foreign tax benefits and a reduction in the allowable tax benefits from the company-owned life insurance program as a result of a change in the tax law caused the higher rate. Adjustments to the statutory tax rate are detailed in
Note I to the Consolidated Financial Statements.

                Comparative basic earnings per share were $1.55 in 1996 and $1.28 in 1995 and diluted earnings per share were $1.53 in 1996 and $1.27 in 1995.

FINANCIAL POSITION
CAPITAL RESOURCES AND LIQUIDITY

                Cash flow from operations was $40.4 million in 1997 down from $45.0 million in 1996. Accounts receivable increased $12.7 million since the prior year end as a result of the 24% growth in fourth quarter sales; the collection period remains essentially unchanged. Inventory declined by $3.7 million in large part as a result of the strong demand for the

Company's products. The cash balance at December 31, 1997, was $7.2 million compared to $31.7 million at the prior year end. As discussed below, the increase in capital expenditures is the main cause for the decline in cash.

                The aforementioned $117 million alloy expansion project begun in 1996 is being financed, in part, by two operating leases totaling approximately $81.1 million (See Note F to the Consolidated Financial Statements). Payments under the facility lease began in December 1997 and payments under the equipment lease will begin in 1999. Equipment lease payments are graduated to increase over time.

                Capital expenditures for property, plant and equipment totaled $53.2 million, excluding items under lease. Included in this total is the construction cost of the new manufacturing facility in Lorain, Ohio, which was financed in part by tax-advantaged industrial revenue bonds, a portion of the alloy expansion project in Elmore, Ohio, and new plating lines and related equipment at the Lincoln, Rhode Island facility. Capital expenditures in 1997 were significantly higher than in recent years and expenditures in 1998 are anticipated to approximate 1997's level.

                New bertrandite mine pits in Utah were developed at a total cost of $13.2 million, including $3.7 million expended in 1996. The pits have an average life of four to five years.

                In 1996, the Company initiated a project to implement a new computer-based information system replacing the majority of its older systems. The new system was designed primarily to improve the efficiency of information flow, but it also mitigates the requirements to make numerous old systems year 2000 compliant. The new system is anticipated to be substantially implemented by the end of 1998 and have a capitalized cost of approximately $15 million. Year 2000 compliant costs for the remaining legacy systems are estimated at approximately five cents per share in 1998. The Company anticipates that the majority of its systems will be year 2000 compliant by the end of 1998. The Company does not believe it is materially dependent upon any vendor or customer who may have a year 2000 compliance problem.

                Short-term debt at year end 1997 was $28.9 million, an increase of $3.2 million from the prior year end. Included in this amount is $0.8 million of the current portion of long-term debt with the balance denominated in precious metals and foreign currencies to provide hedges for assets so denominated. Credit lines amounting to $54.8 million are available for additional borrowing. The precious metal facility is committed, secured and renewed annually. All other lines are uncommitted, unsecured and renewed annually.

                Long-term debt on the balance sheet was $17.9 million at December 31, 1997, compared to $18.9 million at December 31, 1996. Long-term available financial resources include $70 million of medium-term notes and $55 million under a revolving credit agreement.

                The Company repurchased 205,600 shares of Common Stock at a cost of $4.9 million in 1997 under a program authorized by the Board of Directors in the second quarter

1997. The purpose of the program is to help offset the dilutive effect of exercisable stock options and other stock-based compensation. Common stock was used to acquire CPT in the fourth quarter 1996, increasing the number of outstanding shares. Dividends paid in 1997 were $7.3 million, an increase of $0.8 million from 1996. The quarterly dividend per share increased to $0.12 from $0.11 in the third quarter 1997 following a similar increase in the third quarter 1996.

                Funds being generated from operations plus the available borrowing capacity are believed adequate to support operating requirements, capital expenditures, remediation projects, dividends and small acquisitions. Excess cash, if any, is invested in money market instruments and other high quality investments.

Cash flow from operating activities in 1996 was $45.0 million. Cash balances increased $2.2 million while total balance sheet debt increased $4.8 million during 1996. Capital expenditures and mine development expenditures were $30.5 million in 1996. The Company re-purchased $6.7 million of Common Stock and paid $6.5 million dividends in 1996.

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

                                                              1997       1996      1995       1994      1993
                                                              ----       ----      ----       ----      ----

Proven bertrandite ore reserves at
  year-end (thousands of dry tons)                            6,924      6,763     6,927      6,747     6,786
Grade % beryllium                                             0.249      0.249     0.249      0.251     0.251

Probable bertrandite ore reserves at
 year-end (thousands of dry tons)                             6,750      7,432     7,346      7,559     7,594
Grade % beryllium                                             0.277      0.281     0.281      0.279     0.279

Bertrandite ore processed (thousands
  of dry tons, diluted)                                       110        97        96         79        92
Grade % beryllium, diluted                                    0.229      0.236     0.232      0.240     0.232

INFLATION AND CHANGING PRICES

The prices of certain major raw materials, including copper, nickel, gold and other precious metals purchased by the Company, fluctuate during a given year. Such changes in costs are generally reflected in selling price adjustments. The prices of labor and other factors of production generally increase with inflation. Additions to capacity, while more expensive over time, usually result in greater productivity or improved yields. However, market factors, alternative materials and competitive pricing affect the Company's ability to offset wage and benefit increases. The Company employs the last-in, first-out (LIFO) inventory valuation method domestically to more closely match current costs with revenues.

ENVIRONMENTAL MATTERS

As indicated in Note M to the Consolidated Financial Statements, page 18 of the Annual Report to Shareholders for the year ended December 31, 1997, the Company maintains an active program of environmental compliance. For projects involving remediation, estimates of the probable costs are made and the Company has reserved $5.1 million at December 31, 1997 ($4.0 million at December 31, 1996). This reserve covers existing and currently foreseen projects.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------           -------------------------------------------

                  The report of independent auditors and the following consolidated financial statements of the Company included in the annual report to shareholders for the year ended December 31, 1997 are incorporated herein by reference:

         Consolidated Balance Sheets - December 31, 1997 and 1996.

         Consolidated Statements of Income - Years ended December 31, 1997, 1996 and 1995.

         Consolidated Statements of Shareholders' Equity - Years ended December 31, 1997, 1996 and 1995.

         Consolidated Statements of Cash Flows - Years ended December 31, 1997, 1996 and 1995.

         Notes to Consolidated Financial Statements.

         Report of Independent Auditors.

Quarterly Data on page 20 of the annual report to shareholders for the years ended December 31, 1997 and December 31, 1996 is incorporated herein by reference.

ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
-------           -----------------------------------------------------------
                  AND FINANCIAL DISCLOSURE
                  ------------------------

                  None

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------          --------------------------------------------------

                  The information under Election of Directors on pages 2 through 5 of the Proxy Statement dated March 16, 1998 is incorporated herein by reference. Information with respect to Executive Officers of the Company is set forth earlier on pages 15 and 16 of this Form 10-K annual report.


ITEM 11.          EXECUTIVE COMPENSATION
--------          ----------------------

                  The information under Executive Officer Compensation on pages 8 through 12 of the Proxy Statement dated March 16, 1998 is incorporated herein by reference.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------          --------------------------------------------------------------

                  The information under Common Stock Ownership of Certain Beneficial Owners, Directors and Management on pages 6 and 7 of the Proxy Statement dated March 16, 1998 is incorporated herein by reference.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------          ----------------------------------------------

                  Not applicable.

                                     PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON
--------          -------------------------------------------------------
                  FORM 8-K
                  --------

                  (a)  1.  Financial Statements and Supplemental
                           Information
                           -------------------------------------------------
                           Included in Part II of this Form 10-K annual report by reference to the annual report to shareholders for the year ended December 31, 1997 are the following consolidated financial statements:

                           Consolidated Balance Sheets - December 31, 1997 and 1996.

                           Consolidated Statements of Income - Years ended December 31, 1997, 1996 and 1995.

                           Consolidated Statements of Shareholders' Equity - Years ended December 31, 1997, 1996 and 1995.

                           Consolidated Statements of Cash Flows - Years ended December 31, 1997, 1996 and 1995.

                           Notes to Consolidated Financial Statements.

                           Report of Independent Auditors.

                  (a)  2.  Financial Statement Schedules
                           -----------------------------

                           The following consolidated financial information for the years 1997,1996 and 1995 is submitted herewith:

                           Schedule II - Valuation and qualifying accounts.

                           All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                  (a)  3. Exhibits
                          --------

                           (3a) Second Amended and Restated Articles of Incorporation of the Company dated January 27, 1998.

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

                           (4b) First Amendment to Amended and Restated Credit Agreement dated December 30, 1996 between Brush Wellman Inc. and National City Bank acting for itself and as agent for three other banking institutions (filed as Exhibit 4b to the Company's Form 10-K Annual Report for the year ended December 31,
                                    1996), incorporated herein by reference.

                           (4c) Second Amendment to Amended and Restated Credit Agreement dated September 2, 1997 between Brush Wellman Inc. and National City Bank acting for itself and as agent for certain other banking institutions.

                           (4d) Rights Agreement between the Company and National City Bank N.A. dated January 27, 1998.

                           (4e) Issuing and Paying Agency Agreement dated as of February 1, 1990, including a specimen form of a medium term note issued thereunder, between the Company and First Trust N.A. (formerly with Morgan Guaranty Trust Company of New York) (filed as Exhibit 4c to the Company's Form 10-K Annual Report for the year ended December 31, 1994), incorporated herein by reference.

                           (4f) Pursuant to Regulation S-K, Item 601(b)(4), the Company agrees to furnish to the Commission, upon its request, a copy of the instruments defining the rights of holders of long-term debt of the Company that are not being filed with this report.

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

                           (10d)* Form of Employment Agreement entered into by the Company and Mr. Daniel A. Skoch on January 28, 1992, Mr. Stephen Freeman dated August 3, 1993, Mr. Carl Cramer dated December 6, 1994 and Mr. Brian J. Derry dated May 6, 1997 (filed as Exhibit 10d to the Company's Form 10-K Annual Report for the year ended December 31, 1991), incorporated herein by reference.

                           (10e)* Form of Trust Agreement between the Company and Key Trust Company of Ohio, N.A. (formerly Ameritrust Company National Association) on behalf of Messrs. Brophy, Hanes, Harlan, Rozek and Sandor dated February 20, 1989, Mr. Harnett dated
                                    March 20, 1991 and Mr. Skoch dated
                                    January 28, 1992, Mr. Freeman dated
                                    August 3, 1993,  Mr. Cramer dated
                                    December 6, 1994 and Mr. Brian J. Derry
                                    dated May 6, 1997 (filed as Exhibit 10e
                                    to the Company's Form 10-K Annual Report for the year ended December 31, 1994), incorporated herein by reference.

                           (10f) Form of Indemnification Agreement entered into by the Company and Mr. G. D. Harnett on March 20, 1991 (filed as Exhibit 10f to the Company's Form 10-K Annual Report for the year ended December 31, 1994), incorporated herein by reference.

                           (10g) Form of Indemnification Agreement entered into by the Company and Messrs. J. H. Brophy, A. J. Sandor, C. B. Harlan, H. D. Hanes, and R. H. Rozek on June 27, 1989,
                                    Mr. D. A. Skoch on January 28, 1992, Mr. S.
                                    Freeman dated August 3, 1993, Mr. C. Cramer on December 6, 1994, Messrs. M. D. Anderson,
                                    A. T. Lubrano, S. A. Moyer and J. J.
                                    Paschall on January 19, 1996, and Messrs.
                                    Brian J. Derry and Jordon P. Frazier on
                                    May 6, 1997 (filed as Exhibit 10g to the
                                    Company's Form 10-K Annual Report for the year ended December 31, 1994), incorporated herein by reference.

                           (10h) Form of Indemnification Agreement entered into by the Company and Messrs. C. F. Brush III, F. B. Carr, W. P. Madar, G. C. McDonough, R. M. McInnes, H. G. Piper and
                                    J. Sherwin Jr. on June 27, 1989, Mr. A. C.
                                    Bersticker on April 27, 1993, Mr. D. L.
                                    Burner on May 2, 1995, Mr. James P. Mooney on October 1, 1996, Mr. J. P. Keithley on August 5, 1997 and Mr. W. P. Robertson on December 2, 1997 (filed as Exhibit 10h to the Company's Form 10-K Annual Report for the year ended December 31, 1994), incorporated herein by reference.

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

                           (10o)* Amendment Number 2, adopted January 1, 1996, to Supplemental Retirement Benefit Plan as amended and restated December 1, 1992 (filed as Exhibit 10o to the Company's Form 10-K Annual Report for the year ended
                                    December 31, 1995), incorporated herein by reference.

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

                           (10u)* 1995 Stock Incentive Plan as Amended March 3, 1998 (filed as Exhibit A to the Company's Proxy Statement dated March 16, 1998, Commission File No. 1-7006), incorporated herein by reference.

                           (10v) Lease dated as of October 1, 1996, between Brush Wellman Inc. and Toledo-Lucas County Port Authority (filed as Exhibit 10v to the Company's Form 10-K Annual Report for the year ended December 31, 1996), incorporated herein by reference.

                           (10w) Master Lease Agreement dated December 30, 1996 between Brush Wellman Inc. and National City Bank acting for itself and as agent for certain participants (filed as Exhibit 10w to the Company's Form 10-K Annual Report for the year ended December 31, 1996), incorporated herein by reference.

                           (10x)* 1997 Stock Incentive Plan for Non-Employee Directors (filed as Exhibit B to the Company's Proxy Statement dated March 16, 1998, Commission File No. 1-7006) incorporated herein by reference.

                           (13)     Portions of the Annual Report to
                                    shareholders for the year ended December 31, 1997.

                           (21)     Subsidiaries of the registrant.

                           (23)     Consent of Ernst & Young LLP.

                           (24)     Power of Attorney.

                           (27.1)   Financial Data Schedule 1997.

                           (27.2)   Financial Data Schedule 1996 Restated.

                           (27.3)   Financial Data Schedule 1995 Restated.

                           (99) Form 11-K Annual Report for the Brush Wellman Inc. Savings and Investment Plan for the year ended December 31, 1997.

                  (b)      Reports on Form 8-K
                           -------------------

                           There were no reports on Form 8-K filed during the fourth quarter of the year ended December 31, 1997.



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

March 27, 1998

BRUSH WELLMAN INC.


By: /s/Gordon D. Harnett                        By: /s/Carl Cramer
    ------------------------------------            ----------------------------
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

GORDON D. HARNETT*                          Chairman of the Board,
---------------------------                 President, Chief Executive
Gordon D. Harnett                           Officer and Director                        March 27, 1998
                                            (Principal Executive Officer)

CARL CRAMER                                 Vice President and Chief                    March 27, 1998
---------------------------                 Financial Officer
Carl Cramer

ALBERT C. BERSTICKER*                       Director                                    March 27, 1998
---------------------------
Albert C. Bersticker

CHARLES F. BRUSH, III*                      Director                                    March 27, 1998
---------------------------
Charles F. Brush, III

DAVID L. BURNER*                            Director                                    March 27, 1998
---------------------------
David L. Burner

JOSEPH P. KEITHLEY *                        Director                                    March 27, 1998
---------------------------
Joseph P. Keithley

WILLIAM P. MADAR*                           Director                                    March 27, 1998
---------------------------
William P. Madar

ROBERT M. McINNES*                          Director                                    March 27, 1998
---------------------------
Robert M. McInnes

WILLIAM R. ROBERTSON                        Director                                    March 27, 1998
---------------------------
William R. Robertson

JOHN SHERWIN, JR.*                          Director                                    March 27, 1998
---------------------------
John Sherwin, Jr.


                  *The undersigned, by signing his name hereto, does sign and execute this report on behalf of each of the above-named officers and directors of Brush Wellman Inc., pursuant to Powers of Attorney executed by each such officer and director filed with the Securities and Exchange Commission.

By: /s/Carl Cramer
    -----------------------------
     Carl Cramer                                               March 27, 1998
     Attorney-in-Fact

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                       BRUSH WELLMAN INC. AND SUBSIDIARIES


                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


------------------------------------------------------------------------------------------------------------------------------------
            COL. A                      COL. B                           COL. C                     COL. D                COL. E
------------------------------------------------------------------------------------------------------------------------------------
                                                                       ADDITIONS
                                                        --------------------------------------
          DESCRIPTION             Balance at Beginning          (1)                 (2)        Deduction-Describe     Balance at End
                                       of Period          Charged to Costs    Charged to Other                          of Period
                                                           and Expenses       Accounts-Describe
------------------------------------------------------------------------------------------------------------------------------------

Year ended December 31, 1997
Deducted from assets accounts:
   Allowance for doubtful
      accounts receivable                 $954,289             $143,666               $0            $39,292 (A)         $1,058,663
   Inventory reserves and
      obsolescence                      $1,717,795           $2,816,498               $0         $2,479,355 (B)         $2,054,938

Year ended December 31, 1996
Deducted from assets accounts:
   Allowance for doubtful
      accounts receivable               $1,014,704              $29,455               $0            $89,870 (A)           $954,289
   Inventory reserves and
      obsolescence                      $1,600,000           $2,656,779               $0         $2,538,984 (B)         $1,717,795

Year ended December 31, 1995
Deducted from assets accounts:
   Allowance for doubtful
      accounts receivable               $1,036,797             $203,213               $0           $225,306 (A)         $1,014,704
   Inventory reserves and
      obsolescence                      $1,466,039           $1,590,856               $0         $1,456,895 (B)         $1,600,000




Note A - Bad debts written-off.
Note B - Inventory write-off.