Form 10-Q
period 1998-04-03
BRUSH WELLMAN INC
filed 1998-05-15
CIK 14957

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

For the quarterly period ended April 3, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

        FOR THE TRANSITION PERIOD FROM                TO

                         COMMISSION FILE NUMBER 1-7006

                               BRUSH WELLMAN INC.
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN CHARTER)

                            OHIO                                           34-0119320
      (STATE OR OTHER JURISDICTION OF INCORPORATION OR        (I.R.S. EMPLOYER IDENTIFICATION NO.)
                       ORGANIZATION)
 17876 ST. CLAIR AVENUE, CLEVELAND,         44110
                OHIO
    (ADDRESS OF PRINCIPAL EXECUTIVE      (ZIP CODE)
              OFFICES)

                                  216-486-4200
               REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of May 8, 1998 there were 16,557,962 shares of Common Stock, par value $1 per share, outstanding.

================================================================================

                         PART I   FINANCIAL INFORMATION

                      BRUSH WELLMAN INC. AND SUBSIDIARIES

ITEM 1.   FINANCIAL STATEMENTS

     The consolidated financial statements of Brush Wellman Inc. and its subsidiaries for the quarter ended April 3, 1998 are as follows:

          Consolidated Statements of Income -- Three months ended April 3, 1998 and March 28, 1997

          Consolidated Balance Sheets -- April 3, 1998 and December 31, 1997

          Consolidated Statements of Cash Flows -- Three months ended April 3, 1998 and March 28, 1997

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

                                                                 FIRST QUARTER ENDED
                                                              -------------------------
                                                               APRIL 3,      MARCH 28,
 (DOLLARS IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)       1998          1997
---------------------------------------------------------------------------------------
Net sales...................................................  $   114,182   $    99,688
  Cost of sales.............................................       86,153        73,997
                                                              -----------   -----------
Gross Profit................................................       28,029        25,691
  Selling, administrative and general expenses..............       16,334        15,399
  Research and development expenses.........................        2,205         1,578
  Other-net.................................................          696          (522)
                                                              -----------   -----------
Operating Profit............................................        8,794         9,236
  Interest expense..........................................          236           284
                                                              -----------   -----------
Income before income taxes..................................        8,558         8,952
  Income taxes..............................................        2,396         2,462
                                                              -----------   -----------
Net Income..................................................  $     6,162   $     6,490
                                                              ===========   ===========
Per Share of Common Stock: Basic............................  $      0.38   $      0.40

Weighted average number of common shares outstanding........   16,317,518    16,165,728

Per Share of Common Stock: Diluted..........................  $      0.37   $      0.40

Weighted average number of common shares outstanding........   16,715,622    16,274,157

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

                                                              APR. 3,     DEC. 31,
(DOLLARS IN THOUSANDS)                                          1998        1997
----------------------------------------------------------------------------------
ASSETS
Current Assets
  Cash and cash equivalents.................................  $    989    $  7,170
  Accounts receivable.......................................    70,494      62,812
  Inventories...............................................    90,516      90,714
  Prepaid expenses and other current assets.................    17,714      18,215
                                                              --------    --------
     Total Current Assets...................................   179,713     178,911

Other Assets................................................    31,033      31,319
Property, Plant and Equipment...............................   475,211     463,689
  Less allowances for depreciation, depletion and
     impairment.............................................   295,914     290,067
                                                              --------    --------
                                                              $390,043    $383,852
                                                              ========    ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Short-term debt...........................................  $ 34,710    $ 28,877
  Accounts payable..........................................    10,588      13,519
  Other liabilities and accrued items.......................    25,824      28,580
  Dividends payable.........................................                 1,967
  Income taxes..............................................     8,273       5,369
                                                              --------    --------
     Total Current Liabilities..............................    79,395      78,312
Other Long-Term Liabilities.................................     8,032       8,200
Retirement and Post-Employment Benefits.....................    39,121      39,825
Long-Term Debt..............................................    17,905      17,905
Deferred Income Taxes.......................................     2,853       2,797
Shareholders' Equity........................................   242,737     236,813
                                                              --------    --------
                                                              $390,043    $383,852
                                                              ========    ========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

                                                                THREE MONTHS ENDED
                                                              ----------------------
                                                              APRIL 3,     MARCH 28,
(DOLLARS IN THOUSANDS)                                          1998         1997
------------------------------------------------------------------------------------
NET INCOME..................................................  $  6,162     $  6,490
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED
  FROM OPERATING ACTIVITIES:
  Depreciation, depletion and amortization..................     5,598        4,814
  Amortization of mine development..........................       541            1
  Decrease (Increase) in accounts receivable................    (8,234)     (10,809)
  Decrease (Increase) in Inventory..........................      (157)       2,040
  Decrease (Increase) in prepaid and other current assets...       396         (630)
  Increase (Decrease) in accounts payable and accrued
     expenses...............................................    (5,424)        (547)
  Increase (Decrease) in interest and taxes payable.........     2,855        2,832
  Increase (Decrease) in deferred income tax................        48           33
  Increase (Decrease) in other long-term liabilities........      (822)       1,591
  Other -- net..............................................       381          273
                                                              --------     --------
     NET CASH PROVIDED FROM OPERATING ACTIVITIES............     1,344        6,088
CASH FLOWS FROM INVESTING ACTIVITIES:
  Payments for purchase of property, plant and equipment....   (11,627)     (10,240)
  Payments for mine development.............................      (198)      (2,932)
  Proceeds from (Payments for) other investments............       128          227
                                                              --------     --------
     NET CASH PROVIDED FROM (USED IN) INVESTING
      ACTIVITIES............................................   (11,697)     (12,945)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of short-term debt.................     6,240          316
  Repayment of short-term debt..............................                   (742)
  Repayment of long-term debt...............................                   (160)
  Issuance of Common Stock under stock option plans.........     2,721           93
  Purchase of Common Stock for treasury.....................      (816)        (333)
  Payments of dividends.....................................    (3,930)      (3,573)
                                                              --------     --------
     NET CASH PROVIDED FROM (USED IN) FINANCING
      ACTIVITIES............................................     4,215       (4,399)

Effects of Exchange Rate Changes............................       (43)         (63)
                                                              --------     --------
     NET CHANGE IN CASH AND CASH EQUIVALENTS................    (6,181)     (11,319)
     CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.......     7,170       31,749
                                                              --------     --------
  CASH AND CASH EQUIVALENTS AT END OF PERIOD................  $    989     $ 20,430
                                                              ========     ========

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

APRIL 3, 1998

NOTE A -- ACCOUNTING POLICIES

     In management's opinion, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position as of April 3, 1998 and December 31, 1997 and the results of operations for the three months ended April 3, 1998 and March 28, 1997.

NOTE B -- INVENTORIES

                                                              APRIL 3,    DEC. 31,
                   (DOLLARS IN THOUSANDS)                       1998        1997
----------------------------------------------------------------------------------
Principally average cost:
  Raw materials and supplies................................  $ 18,209    $ 17,331
  In Process................................................    57,370      58,666
  Finished..................................................    36,798      37,008
                                                              --------    --------
                                                               112,377     113,005
Excess of average cost over LIFO
     inventory value........................................    21,861      22,291
                                                              --------    --------
                                                              $ 90,516    $ 90,714
                                                              ========    ========

NOTE C -- COMPREHENSIVE INCOME

     As of January 1, 1998, the Company adopted Statement 130, "Reporting Comprehensive Income". Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this statement had no impact on the Company's net income or shareholders' equity. Statement 130 requires certain items, including foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement 130.

     During the first quarter 1998 and 1997, comprehensive income amounted to $5,762,069 and $5,508,288. The difference between net income and comprehensive income is is the cumulative translation adjustment for the periods presented.

NOTE D -- COMPUTER SOFTWARE DEVELOPMENT COSTS

     In March 1998, the AICPA issued SOP 98-1, "Accounting For the Costs of Computer Software Developed For or Obtained For Internal-Use". The SOP is effective for the Company beginning on January 1, 1999. The SOP will require the capitalization of certain costs incurred after the date of adoption in connection with developing or obtaining software for internal-use. The Company currently expenses such costs as incurred. The Company has not yet assessed what the impact of the SOP will be on the Company's future earnings or financial position.

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

RESULTS OF OPERATIONS

     Sales in the first quarter 1998 were $114.2 million, a 14.5% improvement over first quarter 1997 and an all-time sales record. Revenues from both the Metal Systems Group and the Microelectronics Group were higher, but overall earnings declined slightly.

     The Metal Systems Group, which consists of strip and bulk alloy products, engineered material systems and beryllium products, accounted for approximately 75% of total sales and a higher proportion of total profits. Sales of these products increased dramatically in both the domestic and international markets in the first quarter 1998 from the first quarter 1997.

     Bulk alloy products -- plate, bar, rod and tube -- had the largest sales improvement. These products are sold into the aerospace, mold, oil and gas and undersea communication markets. Sales of non-beryllium containing alloys manufactured at the recently constructed facility in Lorain, Ohio, contributed to this growth. Sales of precision strip alloy products, which are primarily copper beryllium alloys and typically used in the telecommunications, automotive and computer markets, also grew. Low copper prices during the first quarter 1998, as compared to the first quarter 1997, reduced alloy products reported revenues, but had a minimal impact on profits.

     Engineered material systems continued a solid trend of higher sales and profits in 1998. Telecommunications, automotive and semiconductors are the major markets served and additional capital is being invested to increase capacity and manufacturing capabilities.

     Beryllium product sales increased as well in the first quarter 1998 over the prior year. These sales were profitable in 1998 after operating at a loss in the first quarter 1997.

     Microelectronic Group sales, which include precious metals, ceramics and etched circuits, grew modestly in the first quarter 1998 over first quarter 1997. Precious metal sales increased despite a planned substitution of silver for gold in certain applications, and the value added from these sales actually improved at a higher rate than the sales growth. The Company continues to invest in new products for physical vapor deposition as well as other specialty metal applications.

     Ceramics revenues were higher in 1998 than 1997. However, the resulting profitability declined dramatically due primarily to yield and performance issues with the production of direct bond copper products. The implementation of new production processes has been delayed to the second quarter 1998.

     Sales of etched circuits, which account for a minor portion of total sales, declined slightly in the current period.

     The dollar strengthened relative to the yen and German mark in the current period as compared to first quarter last year. As a result, the translated value of sales from international operations was reduced, as were margins, since the majority of the production costs is incurred in dollars. International markets served are essentially the same as the domestic markets.

     Gross margin was $28.0 million, or 24.5% of sales, in the first quarter 1998 compared to $25.7 million, or 25.8% of sales, in the first quarter 1997. The adverse currency effect and the direct bond copper production problems were major contributors to the decline in the margin percentage. The overall product mix was favorable and prices, in general, were firm.

     The new casting facility in Elmore, Ohio, part of the three-year $117 million expansion project, began producing high quality beryllium copper alloy billets in the first quarter 1998. Initial start-up expenses, including training and additional material testing, negatively impacted margins in the first quarter 1998. The new facility provides much needed additional capacity and helps to relieve a portion of the bottlenecks in the manufacturing of strip and bulk alloy products. The strip mill portion of the project is scheduled to be completed later in 1998. The total construction cost remains within budget and is being financed in part by two operating leases. Lease payments for the new building began in December 1997 while the payments for leasing selected pieces of equipment do not begin until 1999.

     Selling, administrative and general expenses were $16.3 million or 14.3% of sales in the first quarter 1998 compared to $15.4 million or 15.4% of sales in the first quarter 1997. Higher employment costs, an increase in workers' compensation expenses and year 2000 system compliance costs account for the difference.

     Research and development (R&D) expenses of $2.2 million in the first quarter 1998 were $0.6 million higher than the comparable period in 1997. R&D activities were planned to increase in order to support new product development and manufacturing process improvements. Billings for R&D services rendered under government contracts were less in 1998 than 1997, as a portion of the contract activity in the first quarter 1998 will not be invoiced until the second quarter 1998.

     Other-net expense was $0.7 million in the first quarter 1998 compared to other net income of $0.5 million in the first quarter 1997. Interest income was lower in 1998 as a result of the decline in cash balances. Foreign currency hedge gains were also lower in 1998 than 1997. The precious metal lease fee was higher in the first quarter 1998 than the first quarter 1997, but lower than the peak levels from the latter part of 1997 as a result of actions taken by the Company and stabilization of the available market rates.

     Interest expense was $0.2 million in the first quarter 1998 and $0.3 million in the first quarter 1997. These figures are net of capitalized interest of $0.3 million in both periods. The weighted average interest rate was slightly less in the first quarter 1998 than in the first quarter 1997.

     First quarter 1998 income before income taxes was $8.6 million, a decrease of 4% from the first quarter last year as higher expense levels, the stronger dollar, additional direct bond copper manufacturing costs and the new casting facility start-up costs offset the additional margins generated by the increase in sales. Income taxes were provided for at 28.0% in the first quarter 1998 and 27.5% in the first quarter 1997. Comparative basic earnings per share are $0.38 in the first quarter 1998 and $0.40 in the first quarter 1997. Diluted earnings per share for the respective periods are $0.37 and $0.40.

FINANCIAL CONDITION

     Net cash provided from operations was $1.3 million in the first quarter 1998 compared to $6.1 million in the first quarter 1997. Payments charged against accounts payable and other accrued items for the 1997 employee performance awards, the accrued dividend for the fourth quarter 1997 and other items reduced cash from operating activities in the first quarter 1998. Accounts receivable increased in the first quarter 1998 primarily due to higher sales than in the fourth quarter 1997. Inventories were relatively flat in the first quarter 1998 and turnover improved.

     Capital expenditures totaled $11.6 million in the first quarter 1998. Major expenditures included a portion of the alloy expansion project, the ongoing implementation of a new information system and new plating lines and mills at the Lincoln, Rhode Island facility. Capital expenditures were $10.2 million in the first quarter 1997 while an additional $2.9 million was expended for developing a new mine that was completed in 1997.

     Dividends paid on Common Stock were $3.9 million in the first quarter 1998 and $3.6 million in the first quarter 1997.

     Cash balances stood at $1.0 million at the end of the first quarter 1998 compared to $7.2 million at the beginning of the quarter. Total balance sheet debt increased to $52.6 million from $46.8 million during the current quarter. The majority of short-term debt is denominated in precious metals and foreign currencies. Long-term debt, excluding the off-balance sheet obligations, was 7% of total capital at the end of the first quarter 1988.

     Funds being generated from operations, plus the available borrowing capacity, are believed adequate to support operating requirements, capital expenditures, remediation projects, dividends and small acquisitions. Excess cash, if any, is invested in money market instruments and other high quality investments.

PART II   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

  (a) Environmental Proceedings.

     RECENT DEVELOPMENTS RELATING TO PENDING CLAIMS SINCE THE END OF FISCAL YEAR 1997. As previously reported in the Company's annual report on Form 10-K for the year ended December 31, 1997, the Company received a complaint on July 26, 1994 in GLIDDEN COMPANY ET AL. V. AMERICAN COLOR AND CHEMICAL ET AL., No. 94-C-3970, filed in the United States District Court for the Eastern District of Pennsylvania. The plaintiffs are five companies that, pursuant to orders issued by the U.S. Environmental Protection Agency (the "U.S. EPA") under the Comprehensive, Environmental, Response, Compensation and Liability Act ("CERCLA"), have been spending funds to secure, maintain and conduct an investigation of the Berks Landfill in Sinking Springs, Pennsylvania (the "Berks Site"). The plaintiffs are alleged to have disposed of wastes at the Berks Site, which operated from 1950 through October 1, 1986. The 40 defendants (22 of which were added in 1997) consist of former owners or operators of the Berks Site and alleged transporters and/or generators of waste disposed of at the Berks Site. It is believed that hundreds of other entities disposed of waste at the Berks Site during its long period of operation. The plaintiffs seek to recover their past and future costs pursuant to rights of contribution under CERCLA and the Pennsylvania Hazardous Sites Cleanup Act. Plaintiffs allege that they have spent approximately $3 million to secure and maintain the Berks Site and to prepare a remedial investigation/feasibility study and a risk assessment. Discovery is proceeding pursuant to a case management order. On September 30, 1997, the U.S. EPA sent a special notice letter to the Company and 28 other entities, 7 of whom are not parties to the Glidden litigation. The letter requested reimbursement of the U.S. EPA's past costs (at least $755,959) and future costs relating to the landfill, and solicited a proposal to conduct or finance the remedial action selected by the U.S. EPA in its July 1997 Record of Decision, the present worth cost of which is estimated by the U.S. EPA to be $6.1 million. The U.S. EPA received no proposal in response to its letter. On March 31, 1998, the U.S. EPA issued an administrative order to 18 entities, but not to the Company, directing them to implement the remedy selected in the July 1997 Record of Decision. The Company has been advised by the U.S. EPA that it is considered by the agency to be a candidate for a de minimis settlement. The Company's expenses at the Berks Site will be affected by a number of uncertainties, including the method and extent of remediation, the percentage of waste disposed of at the Berks Site attributable to the Company relative to that attributable to other parties, and the financial capabilities of the other Potentially Responsible Persons (the "PRPs").

     The Company was identified as one of the PRPs under CERCLA at the Spectron Superfund Site in Elkton, Maryland (the "Elkton Site"). The Company reached a settlement with the U.S. EPA resolving the Company's liability under the Administrative Orders by Consent dated August 21, 1989 and October 1, 1991. The cost of compliance with the terms of these Orders is approximately $8,480,000, of which the Company's proportionate share is $20,461. On September 29, 1995, the U.S. EPA sent a "Special Notice for Negotiations for Remedial Investigation/Feasibility Study" to approximately 700 PRPs, including the Company. The U.S. EPA estimates that the final remedy for the Elkton Site will cost in the aggregate approximately $45 million. In October 1995, the terms of several proposed de minimis settlement/buyout options designed to resolve all remaining liability with respect to the Elkton Site were circulated among a group of PRPs, including the Company. The Company indicated its willingness to pursue resolution of its liability through a de minimis settlement/buyout. The Company has received information from the PRP group negotiating with the U.S. EPA that the terms of such a settlement will be circulated to qualifying PRPs (including the Company) in the second or third quarter of 1998.

     The Company has advised the U.S. EPA and the Ohio Environmental Protection Agency that it was unable to meet the December 1997 deadline for achieving emission limitations for a solvent degreaser at its Elmore, Ohio plant. On April 17, 1998, the Company signed an administrative order issued on consent by the U.S. EPA. This order imposes a timetable for achieving compliance with the emission limitations and does not impose a penalty.

  (b) Beryllium Exposure Claims.

     RECENT DEVELOPMENTS RELATING TO PENDING CLAIMS SINCE THE END OF FISCAL YEAR 1997. As previously reported in the Company's annual report on Form 10-K for the year ended December 31, 1997, nine Company employees and their spouses had filed law suits against the Company and certain of its employees in the Superior Court of Pima County, Arizona: COLE ET AL. V. BRUSH WELLMAN INC. ET AL.; CRUZ ET AL.
V. BRUSH WELLMAN INC. ET AL.; HAYNES-KERN ET AL. V. BRUSH WELLMAN INC. ET AL.; MATULIN ET AL. V. BRUSH WELLMAN INC. ET AL.; FIMBRES ET AL. V. BRUSH WELLMAN INC. ET AL.; FLORES ET AL. V. BRUSH WELLMAN INC. ET AL.; KOFIRA ET AL. V. BRUSH WELLMAN INC. ET AL.; MALDONADO ET AL. V. BRUSH WELLMAN INC. ET AL.; AND STOECKER ET AL. V. BRUSH WELLMAN INC. ET AL. Six of these suits were instituted on June 29, 1994; one was instituted on December 13, 1994; and two were instituted on February 28, 1995. The plaintiffs claimed that, during their employment with the Company, they contracted chronic beryllium disease ("CBD") as a result of exposure to beryllium and beryllium-containing products. The plaintiffs sought compensatory and punitive damages of an unspecified amount based on allegations that the Company intentionally misrepresented the potential danger of exposure to beryllium and breached an agreement to pay certain benefits should the plaintiffs contract CBD. These nine cases were dismissed by the trial court following summary judgments entered in favor of the Company on August 26, 1996. The plaintiffs appealed the adverse ruling to the Arizona Court of Appeals. On March 31, 1998, the Court of Appeals filed its decision, affirming in part and reversing in part the summary judgments. The Court of Appeals held that all of plaintiffs' common law claims -- breach of contract, breach of implied covenant of good faith and fair dealing, and fraud -- were barred by the election of remedy provision in Arizona statutory law. Thus, this portion of the summary judgments was affirmed. The Court of Appeals further held that, under Arizona law, a constitutionally protected claim for willful misconduct existed which was not waived by plaintiffs' acceptance of workers compensation benefits and that a question of fact existed as to whether that claim was barred by the statute of limitations. The Court made no ruling on whether there was any merit to any such claim by the plaintiffs. Defense of all of these cases is being conducted by counsel retained by the Company, and the Company believes that resolution of these cases will not have a material adverse effect on the Company.

     As previously reported in the Company's annual report on Form 10-K for the year ended December 31, 1997, the Company is a defendant in seven cases pending before the Court of Common Pleas of Cuyahoga County, Ohio, brought by current and former employees of the Company and, in most of the cases, their family members: BERLIN V. BRUSH WELLMAN INC., filed January 24, 1997; KNEPPER ET AL. V. BRUSH WELLMAN INC., filed January 23, 1997; MIA JOHNSON, EXECUTRIX OF THE ESTATE OF ETHEL JONES ET AL. V. BRUSH WELLMAN INC., filed January 22, 1997; JACOBS ET AL. V. BRUSH WELLMAN INC., filed December 31, 1996; STARIN V. BRUSH WELLMAN INC., filed December 31, 1996; MUSSER ET AL. V. BRUSH WELLMAN INC., filed October 25, 1996; and WHITAKER ET AL. V. BRUSH WELLMAN INC., filed August 23, 1996. The complaints in all of these cases allege that the employees contracted CBD at the workplace, seek recovery on an intentional tort theory and, except in the Berlin and Starin cases, include claims by family members. The plaintiffs in these cases seek both compensatory and, except in the Knepper case, punitive damages. All of these cases, except the Knepper case, have been consolidated at least for purposes of discovery and pretrial motions, and all are set for trial in June 1998. The consolidation order of the Court indicates that, after discovery, the Court will revisit whether the cases should be consolidated for trial. On October 6, 1997, the Company filed a motion to dismiss or in the alternative for summary judgment in the Knepper case. This motion remains pending. On October 16, 1997, one of the employee-plaintiffs in the consolidated cases and his spouse dismissed their complaint without prejudice. On November 26, 1997, the Company filed a motion for summary judgment in the Starin case. This motion remains pending. On March 20, 1998, the parties filed an agreed motion to stay and to cancel all scheduled events in all of the seven cases on the grounds that the parties had negotiated a settlement and would need time to reduce that settlement to definitive written agreements. In addition, certain aspects of the proposed settlement are to be submitted for approval of the probate divisions of the appropriate common pleas courts. The motion to stay was granted on March 30, 1998, but the Court left in place the June 22, 1998 trial date. No assurance can be given that the settlement will be effected as currently anticipated since the agreements have not yet all been signed, or, where necessary, submitted to the appropriate probate court. The Company believes that resolution of these cases will not have a material adverse effect on the Company.

  (c) Asbestos Exposure Claims.

     A subsidiary of the Company (the "Subsidiary") is a co-defendant in eighteen cases making claims for asbestos-induced illness allegedly relating to the former operations of the Subsidiary, then known as The S.K. Wellman Corp. All of these cases have been reported in prior filings with the S.E.C. In all but a small portion of these cases, the Subsidiary is one of a large number of defendants in each case. The plaintiffs seek compensatory and punitive damages, in most cases of unspecified sums. Each case has been referred for defense pursuant to liability insurance coverage and has been accepted for defense without admission or denial of carrier liability. Two hundred forty-eight similar cases previously reported have been dismissed or disposed of by pretrial judgment, one by jury verdict of no liability and fourteen others by settlement for nominal sums. The Company believes that resolution of the pending cases referred to in this paragraph will not have a material adverse effect on the Company.

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

     27. Financial Data Schedule.

  (b) Reports on Form 8-K

     There have been no reports on Form 8-K during the quarter ended April 3, 1998.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                          BRUSH WELLMAN INC.
Dated: May 15, 1998
                                          /s/ Carl Cramer

                                          --------------------------------------
                                          Carl Cramer
                                          Vice President Finance and
                                          Chief Financial Officer