Form 10-K
period 1998-12-31
BRUSH WELLMAN INC
filed 1999-03-31
CIK 14957

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    ---------
                                    FORM 10-K
(Mark One)

[ X ]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1998

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

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

       The aggregate market value of Common Stock, par value $1 per share, held by non-affiliates of the registrant (based upon the closing sale price on the New York Stock Exchange) on March 8, 1999 was approximately $239,664,445.
                          .
       As of March 8, 1999, there were 16,322,886 shares of Common Stock, par value $1 per share, outstanding.
                       DOCUMENTS INCORPORATED BY REFERENCE

       Portions of the annual report to shareholders for the year ended December 31, 1998 are incorporated by reference into Parts I and II.

       Portions of the proxy statement for the annual meeting of shareholders to be held on May 4, 1999 are incorporated by reference into Part III.

                                     PART I


               Portions of the narrative set forth in this document that are not historical in nature are forward-looking statements. Brush Wellman Inc.'s (the "Company") actual future performance may differ from that contemplated by the forward-looking statements as a result of a variety of factors. These factors include, in addition to those mentioned elsewhere herein, the condition of the markets which the Company serves (especially as impacted by events in particular markets including telecommunications, automotive, and computer, or in particular geographic regions, such as Asia), the success of the Company's strategic plans, the timely and successful completion of pending capital expansions and Year 2000 remediation projects, and the conclusion of pending litigation matters in accordance with the Company's expectation that there will be no materially adverse effects.


ITEM 1.        BUSINESS
-------        --------


               Brush Wellman Inc. is a leading international producer and supplier of high-performance engineered materials and is the only fully-integrated producer of beryllium, beryllium-containing alloys and beryllia ceramic in the world. In addition the Company produces Engineered Material Systems and precious metal and specialty alloy products. As of December 31, 1998 the Company had 2,187 employees.

               The Company operates two primary business segments, the Metal Systems Group and the Microelectronics Group. Corporate and certain unallocated costs, non-operating items of other income and expense, and the revenues and related costs from one manufacturing facility are included in All Other. As of December 31, 1998 the All Other group had 183 employees.


METAL SYSTEMS GROUP
-------------------

               The Metals Systems Group is comprised of Alloy Products (primarily copper beryllium), Beryllium Products and Engineered Materials Systems (produced by the Company's wholly-owned subsidiary, Technical Materials, Inc. (TMI)). In 1998, 72% of the Company's sales were from this segment (70% in 1997 and 78% in 1996). As of December 31, 1998 the Metal Systems Group had 1,492 employees.

               Alloy Products are metallurgically tailored to meet specific customer performance requirements. Copper beryllium alloys exhibit high electrical and thermal conductivities, high strength and hardness, good formability and excellent resistance to corrosion wear and fatigue. These alloys, sold in strip and bulk form, are ideal choices for demanding applications in computers, telecommunications, automotive electronics, energy systems and plastic molds.

               Beryllium Products include beryllium, AlBeMet(R), AlBeCast(R) and E-materials. Beryllium is a lightweight metal possessing unique mechanical and thermal properties. Its specific stiffness is much greater than other engineered structured materials such as aluminum, titanium and steel. Beryllium is extracted from both bertrandite and imported beryl ore. The Company holds extensive mineral rights and mines the bertrandite in central Utah. Beryllium products are used in a variety of high-performance applications, primarily, but not exclusively, in defense and aerospace markets.

               Beryllium-containing products are sold in competitive markets throughout the world through a direct sales organization and through company owned and independent distribution centers. NGK Metals Corporation of Reading, Pennsylvania and NGK Insulators, Ltd. of Nagoya, Japan compete with the Company in the beryllium alloys field. Beryllium alloys also compete with other generally less expensive materials, including phosphor bronze, stainless steel and other specialty copper and nickel alloys. While the Company is the only domestic producer of the metal beryllium, it competes with other fabricators as well as with designs utilizing other materials.

               Engineered Materials Systems, manufactured by TMI, are combinations of precious and non-precious metals in continuous strip form, and are used in complex electronic and electrical components in telecommunications systems, automobiles and computers. Divisions of Cookson, Metallon and several European manufacturers are competitors for the sale of inlaid strip. Strip with selective electroplating is a competitive alternative as are other design approaches. TMI's products are sold directly and through its sales representatives.

Metal Systems Group - Sales and Backlog
---------------------------------------

               The backlog of unshipped orders as of December 31, 1998, 1997 and 1996 was $81,199,000, $78,662,000 and $83,353,000, respectively. Backlog is generally represented by purchase orders that may be terminated under certain conditions. The Company expects that, based on recent experience, substantially all of its backlog of orders for this segment at December 31, 1998 will be filled during 1999.

               Sales are made to approximately 3,600 customers. Government sales, principally subcontracts, accounted for about 2.4% of Metal Systems Group sales in 1998 as compared to 1.6% in 1997 and 1.6% in 1996. Sales outside the United States, principally to Western Europe, Canada and Asia, accounted for approximately 35% of Metal Systems Group sales in 1998, 34% in 1997 and 31% in 1996. Other segment reporting and geographic information set forth on page 25 in Note N to the consolidated financial statements in the annual report to shareholders for the year ended December 31, 1998 is incorporated herein by reference.

Metal Systems Group - Research and Development
----------------------------------------------

               Active research and development programs seek new product compositions and designs as well as process innovations. Expenditures for research and development amounted to $6,628,000 in 1998, $5,531,000 in 1997 and $6,383,000 in 1996. A staff of 39 scientists, engineers and technicians was employed in this effort during 1998. Some research and development projects were externally sponsored and expenditures related to those projects (approximately $128,000 in 1998, $170,000 in 1997 and $166,000 in 1996) are excluded from the above totals.

MICROELECTRONICS GROUP
----------------------

               The Microelectronics Group is comprised of Williams Advanced Materials Inc. (WAM), a wholly-owned subsidiary of the Company, Ceramic Products, and Circuits Processing Technology Inc. (CPT), a wholly-owned subsidiary of the Company. In 1998, 26% of the Company's sales were from this segment (29% in 1997 and 20% in 1996). As of December 31, 1998 the Microelectronics Group had 512 employees.

               WAM manufactures and fabricates precious metal and specialty metal products for the hybrid microelectronics, semiconductors, optical media, electron tube, magnetic head including MR and GMR materials, crystal, aerospace, and performance film industries. WAM's major product lines include vapor deposition materials, high-temperature braze materials, clad and precious metal preforms, ultra fine wire, sealing lids for the semiconductor/hybrid markets and restorative dental alloys.

               WAM's principal competition includes companies such as Sumitomo Metals, Tanaka Metals, Johnson Matthey, Engelhard, and a number of smaller regional or national suppliers. WAM's products are sold directly from WAM's facilities in Buffalo, New York and Singapore as well as through direct sales offices and independent sales representatives throughout the world.

               Ceramic Products manufactures beryllium ceramics, powder metallurgy and component assemblies. Ceramic Products also produces thick film metalization through CPT. These products are used in wireless communications, automotive, medical and aerospace applications. General Ceramics Inc. is a domestic competitor in beryllia ceramic. Other competitive materials include alumina, aluminum nitride and composites.

Microelectronics Group - Sales and Backlog
------------------------------------------

               The backlog of unshipped orders as of December 31, 1998, 1997 and 1996 was $11,606,000, $15,292,000 and $11,075,000, respectively. Backlog is generally represented by purchase orders that may be terminated under certain conditions. The Company expects that, based on recent experience, substantially all of its backlog of orders for this segment at December 31, 1998 will be filled during 1999.

               Sales are made to approximately 1,200 customers. Government sales, principally subcontracts, accounted for less than 0.1% of Microelectronics Group sales in 1998, 1997 and 1996. Sales outside the United States, principally to Western Europe, Canada and Asia, accounted for approximately 25% of Microelectronics Group sales in 1998, 32% in 1997 and 24% in 1996. Other segment reporting and geographic information set forth on page 25 in Note N to the consolidated financial statements in the annual report to shareholders for the year ended December 31, 1998 is incorporated herein by reference.

Microelectronics Group - Research and Development
-------------------------------------------------

               Active research and development programs seek new product compositions and designs as well as process innovations. Expenditures for research and development amounted to $2,037,000 in 1998, $2,176,000 in 1997 and $1,926,000 in 1996. A staff of 14 scientists, engineers and technicians was employed in this effort during 1998.



GENERAL


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

Regulatory Matters
------------------

               The Company is subject to a variety of laws including those which regulate the use, handling, treatment, storage, discharge and disposal of substances and hazardous wastes used or generated in the Company's manufacturing processes. The inhalation of airborne beryllium particulate may present a health hazard to certain individuals. For decades the Company has operated its beryllium facilities under stringent standards of inplant and outplant discharge. These standards, which were first established by the Atomic Energy Commission over forty years ago, were, in general, substantially adopted by the United States Environmental Protection Agency (the "U.S. EPA") and the Occupational Safety and Health Administration ("OSHA"). The Government has continued to review these standards, and governmental agencies continue to debate their adequacy. The Department of Energy has proposed chronic beryllium disease preventive regulation for occupational exposure to beryllium at Department of Energy facilities. The Company currently is the subject of newspaper articles concerning the beryllium industry and chronic beryllium disease. These articles, and others similar to them, may exacerbate the regulatory environment in which the Company operates.

ITEM 2.        PROPERTIES
-------        ----------

               The material properties of the Company, all of which are owned in fee except as otherwise indicated, are as follows:

MANUFACTURING FACILITIES

               BUFFALO, NEW YORK - A complex of approximately 97,000 square feet on a 3.8 acre site providing facilities for manufacturing, refining and laboratory services relating to high purity precious metals.


               CARMEL, NEW YORK - A 9,000 square foot facility on a 2.0 acre site for manufacturing services relating to non-precious metals.

               DELTA, UTAH - An ore extraction plant consisting of 86,000 square feet of buildings and large outdoor facilities situated on a two square mile site. This plant extracts beryllium from bertrandite ore from the Company's mines as well as from imported beryl ore.

               ELMORE, OHIO - A complex containing approximately 856,000 square feet of building space on a 439 acre plant site. This facility employs diverse chemical, metallurgical and metalworking processes in the production of beryllium, beryllium oxide, beryllium alloys and related products. Beryllium ore concentrate from the Delta, Utah plant is used in all beryllium-containing products.

               FREMONT, CALIFORNIA - A 16,800 square foot leased facility for the fabrication of precision electron beam welded, brazed and diffusion bonded beryllium structures.

               JUAB COUNTY, UTAH - The Company holds extensive mineral rights in Juab County, Utah from which the beryllium bearing ore, bertrandite, is mined by the open pit method. A substantial portion of these rights is held under lease. Ore reserve data set forth on page 33 in the annual report to shareholders for the year ended December 31, 1998 is incorporated herein by reference.

               LINCOLN, RHODE ISLAND - A manufacturing facility consisting of 124,000 square feet located on seven and one-half acres. This facility produces reel-to-reel strip metal products which combine precious and non-precious metals in continuous strip form and related metal systems products.

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

               TUCSON, ARIZONA - A 63,000 square foot plant on a ten acre site for the manufacture of beryllia ceramic parts from beryllium oxide powder supplied by the Elmore, Ohio facility and for the manufacture of metal matrix composites.

               WHEATFIELD, NEW YORK - A 29,000 square foot facility on a 10.2 acre site for manufacturing services relating to braze material and specialty alloys.

RESEARCH FACILITIES AND ADMINISTRATIVE OFFICES
----------------------------------------------

               CLEVELAND, OHIO - A structure containing 110,000 square feet on an 18 acre site housing corporate and administrative offices, data processing and research and development facilities.

SERVICE AND DISTRIBUTION CENTERS
--------------------------------

               ELMHURST, ILLINOIS - A 28,500 square foot leased facility principally for distribution of beryllium alloys.

               FAIRFIELD, NEW JERSEY - A 24,500 square foot leased facility principally for distribution of beryllium alloys.

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

               TORRANCE, CALIFORNIA - A 20,000 square foot leased facility principally for distribution of beryllium alloys.

               WARREN, MICHIGAN - A 34,500 square foot leased facility principally for distribution of beryllium alloys.

               Production capacity, except in the case of Alloy Products, is believed to be adequate to fill the Company's backlog of orders and to meet the current level of demand. In May 1996, the Board of Directors approved a plan for a major expansion and upgrading of alloy casting and strip capabilities involving the investment of $117 million at the Company's Elmore, Ohio facility. The plant is expected to be fully operational in the third quarter of 1999. The goal of this investment is to increase strip production capacity, reduce production costs, improve quality, reduce delivery lead times, and improve working capital utilization.

ITEM 3. LEGAL PROCEEDINGS
------- -----------------

(A)      ENVIRONMENTAL PROCEEDINGS.
         --------------------------

                  PENDING CLAIMS. By letter dated October 14, 1998, the U.S. EPA notified the Company that it was a potentially responsible party under the Comprehensive, Environmental, Response, Compensation and Liability Act ("CERCLA") for the remediation of the Casmalia Resources Hazardous Waste Management Facility (the "Casmalia Disposal Site") in Santa Barbara, California. The alleged basis for the U.S. EPA's letter is that the Company was named as a waste generator "on one or more manifests for hazardous wastes sent to the Casmalia Disposal Site." In a subsequent letter, the U.S. EPA offered the Company a de minimis settlement to resolve its liability for $122,650. The Company has joined with approximately 150 other de minimis parties to review the data and assumption underlying the U.S. EPA's offer and to negotiate changes to that offer.

                  By letter dated March 6, 1998, the U.S. EPA notified Egbert Corp., a subsidiary of the Company ("Egbert"), that it was a potentially responsible party under CERCLA for the remediation of the PCB Treatment Site in Kansas City, Kansas, and Kansas City, Missouri. The basis for the U.S. EPA's letter was the removal from the Egbert's facility in 1985 of 10 drums of oil, 22 drums of solids and 3 transformers manufactured by High Voltage Maintenance, which allegedly were shipped, at least in part, to the PCB Treatment Site. Egbert has requested High Voltage Maintenance to hold it harmless from any liability arising from this proceeding. To date, the U.S. EPA has identified approximately 1,800 PRPs for the PCB Treatment Site and has initiated the process of trying to allocate liability, including consideration of the issuance of de micromis and/or de minimis settlements to eligible parties. Egbert's expenses at the PCB Treatment Site will be affected by a number of uncertainties, including the method and extent of remediation, the percentage of waste disposed of at the PCB Treatment Site attributable to Egbert relative to that attributable to other parties, and the financial capabilities of the other PRPs, including High Voltage Maintenance.

                  The Company received a complaint on July 26, 1994 in Glidden Company et al. v. American Color and Chemical et al., No. 94-C-3970, filed in the United States District Court for the Eastern District of Pennsylvania. The initial plaintiffs are five companies that, pursuant to orders issued by the U.S. EPA under CERCLA, have been spending funds to secure, maintain and conduct an investigation of the Berks Landfill in Sinking Springs, Pennsylvania (the "Berks Site"). The plaintiffs are alleged to have disposed of wastes at the Berks Site, which operated from 1950 through October 1, 1986. As a result of six amended complaints, this case now has 14 plaintiffs and approximately 140 defendants, consisting of the former owners or operators of the Berks Site and some of the transporters and/or generators of waste disposed of at the Berks Site. The plaintiffs seek to recover their past and future costs pursuant to rights of contribution under CERCLA and the Pennsylvania Hazardous Sites Cleanup Act. Plaintiffs allege that they have spent approximately $3 million to secure and maintain the Berks Site and to prepare a remedial investigation/feasibility study and a risk assessment. A voluntary allocation process is proceeding pursuant to a case management order. On March 31, 1998, the U.S. EPA issued an administrative order to 18 entities, but not to the Company, directing them to implement the remedy selected in the July 1997 Record of Decision. The Plaintiffs are negotiating with the U.S. EPA to implement the remedial action, which the U.S. EPA estimates to cost $6.1 million. The Company has been advised by the U.S. EPA that it is considered by the agency to be a candidate for a de minimis settlement. The Company's expenses at the Berks Site will be affected by a number of uncertainties, including the method and extent of remediation, the percentage of waste disposed of at the Berks Site attributable to the Company relative to that attributable to other parties, and the financial capabilities of the other PRPs.

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

                  The Company was identified as one of the PRPs under CERCLA at the Spectron Superfund Site in Elkton, Maryland (the "Elkton Site"). The Company reached a settlement with the U.S. EPA resolving the Company's liability under the Administrative Orders by Consent dated August 21, 1989 and October 1, 1991. The cost of compliance with the terms of these orders is approximately $8,480,000, of which the Company's proportionate share is $20,461. On September 29, 1995, the U.S. EPA sent a "Special Notice for Negotiations for Remedial Investigation/Feasibility Study" to approximately 700 PRPs, including the Company. The U.S. EPA estimates that the final remedy for the Elkton Site will cost in the aggregate approximately $45 million. In October 1995, the terms of several proposed de minimis settlement/buyout options designed to resolve all remaining liability with respect to the Elkton Site were circulated among a group of PRPs, including the Company. The Company indicated its willingness to pursue resolution of its liability through a de minimis settlement/buyout. No litigation has been initiated by the U.S. EPA with respect to this matter. In the fall, the Company received information from the group of PRPs negotiating the terms of the de minimis settlement with the U.S. EPA that the U.S. EPA is in the process of reviewing the allocation information underpinning the terms of the proposed settlement. Originally the U.S. EPA expected to complete its review in a relatively short amount of time and consummate the settlement before the 1998 year end. The Company has received no new information concerning when the U.S. EPA expects to complete its review and finalize the settlement.

                  The Company has advised the U.S. EPA and the Ohio Environmental Protection Agency that it was unable to meet the December 1997 deadline for achieving emission limitations for a solvent degreaser at its Elmore, Ohio plant. In 1998, the U.S. EPA issued an administrative order setting a revised deadline to install the solvent degreaser. Subsequently Brush Wellman determined that the degreaser could not meet quality requirements, and advised the U.S. EPA that the degreaser project was being abandoned and that compliance would be achieved by alternative methods.

(B)      BERYLLIUM EXPOSURE CLAIMS.
         --------------------------

                  PENDING CLAIMS. The Company is currently a defendant in the following six product liability cases in which the plaintiffs allege injury resulting from exposure to beryllium and beryllium-containing materials, other than as employees of the Company, and are claiming recovery based on various legal theories. These cases were previously reported in the Company's annual report on Form 10-K for the year ended December 31, 1997 or in the Company's quarterly report on Form 10-Q for the quarters ended July 3, 1998 and October 2, 1998, respectively. Defense for each of the cases identified in the table below is being conducted by counsel selected by the Company and retained, with reservations of rights, by the Company's insurance carriers.


------------------------------------------------------------------------------------------------------------------
                           DATE
                           ----
NAME OF PLAINTIFF          LAWSUIT         FORUM                     RELIEF REQUESTED
-----------------          -------         -----                     ----------------
                           INSTITUTED
------------------------------------------------------------------------------------------------------------------
Troy Murphy Morgan,        June 1994       United States District    The Company is one of several defendants,
Corky Dean McCarter and                    Court, Eastern District   together with the United States.  In the
wife, Karen Denise Smith                   of Tennessee              Fourth Amended Complaint (served in April
McCarter, Richard Emory                                              1997), plaintiffs' aggregate claims against
Myers, Sr. and wife,                                                 the corporate defendants, including
Wilma Dean Kennedy                                                   compensatory and punitive damages, are $44
Myers, and Kathlene                                                  million.
Beatty
------------------------------------------------------------------------------------------------------------------

George F. Faccio and       July 1995       United States District    The Company is the only defendant.
Spouse                                     Court, District of        Plaintiffs seek compensatory and punitive
                                           Arizona                   damages of an unspecified amount.
------------------------------------------------------------------------------------------------------------------

Ballinger et al.           November 1996   United States District    The Company is the only defendant.
                                           Court, Colorado           Plaintiffs seek compensatory and punitive
                                                                     damages of an unspecified amount.
------------------------------------------------------------------------------------------------------------------

Foster et al.              February 1997   United States District    The Company is one of several defendants.
                                           Court, Eastern District   Gary Foster seeks compensatory damages from
                                           of Tennessee              each corporate defendant of $5 million. His
                                                                     spouse seeks compensatory damages from each
                                                                     defendant of $1 million. Both plaintiffs
                                                                     seek punitive damages from each defendant of
                                                                     $10 million.
------------------------------------------------------------------------------------------------------------------

Grant et al.               August 1997     United States District    The Company is one of several defendants.
                                           Court, Eastern District   Mr. Grant seeks compensatory damages of $5
                                           of Tennessee              million against each defendant. His spouse
                                                                     seeks compensatory damages of $1 million
                                                                     against each defendant, and both seek
                                                                     punitive damages of $10 million against each
                                                                     defendant.
------------------------------------------------------------------------------------------------------------------

McClaren et al.            September 1998  Superior Court of         The Company is one of several defendants.
                                           California, Orange        The plaintiffs seek compensatory and punitive
                                           County                    damages in an unspecified amount.
------------------------------------------------------------------------------------------------------------------

                  Discovery is continuing in three of the six cases reported above: Morgan et al. v. Brush Wellman Inc. et al.; Foster et al. v. Brush Wellman Inc. et al.; and Grant et al. v. Brush Wellman Inc. et al. (USDC, Tennessee). In Faccio et al. v. Brush Wellman Inc. (USDC, Ariz.), discovery is also ongoing, and several discovery motions, some of which sought sanctions against the Company, have been filed. The motions seeking sanctions alleged that the Company, without substantial justification, failed to produce documentation within its possession and control in response to discovery requests. The Court has ruled on two of the plaintiffs' discovery motions, denying sanctions (it also denied the Company's request for sanctions against the plaintiffs). Several additional discovery motions were heard in January 1998, but the Court has not yet issued its order. The plaintiffs filed another motion in January 1998 seeking sanctions, and in October 1998 filed a motion arguing that the Company should be required to produce certain documents because the "crime-fraud" exception to the attorney-client privilege is applicable. The Company moved to strike the latter motion on the ground that plaintiffs had not complied with prefiling requirements for a motion of this kind; the motion to strike remains pending. To date, no trial date has been established.

                  Ballinger et al. v. Brush Wellman Inc. et al. (USDC, Colo.) was filed against the Company and one other defendant by 26 plaintiffs who allegedly have chronic beryllium disease ("CBD"), and their spouses, and one representative of a spouse who allegedly died from CBD (for a total of 43 plaintiffs). The defendants filed various motions in response to the complaint, including a motion to dismiss. Before a ruling on the motion to dismiss, an amended complaint was filed in September 1997 adding 7 plaintiffs who allegedly have CBD and their spouses (for a total of 14 additional plaintiffs). Various motions were again filed, including a motion to dismiss. Before a ruling was made on the motion to dismiss the amended complaint, a second amended complaint was filed in December 1997. One plaintiff and his spouse moved for dismissal of their claims without prejudice, which motion was granted. Also, in December 1997, the remaining plaintiffs agreed to dismiss the second defendant and filed an agreed motion for dismissal. The Court granted this second agreed motion on February 13, 1998. In response to the second amended complaint, on January 23, 1998, the Company moved to dismiss 47 of the 55 plaintiffs and answered as to the remaining 8 plaintiffs. On June 25, 1998, the Court denied the Company's motion to dismiss. The Company has now answered the second amended complaint and each of the parties has filed and served its initial disclosure statement. There are now a total of 55 plaintiffs: those who allegedly have CBD, their spouses and one representative of a spouse who allegedly died from CBD. Discovery has now commenced.

                  The Company is a defendant in a case filed on March 18, 1997 by a former employee and his spouse: Thomas Markham et al. v. Brush Wellman Inc. et al. (USDC, Ohio). The complaint alleged wrongful termination of employment and lack of consortium and included claims based upon exposure to hazardous materials. The Company filed an answer in May, 1997. Discovery is continuing. The case is scheduled for trial in November, 1999.

                  Nine Company employees and their spouses had filed lawsuits against the Company and certain of its employees in the Superior Court of Pima County, Arizona: Cole et al. v. Brush Wellman Inc. et al.; Cruz et al. v. Brush Wellman Inc. et al.; Haynes-Kern et al. v. Brush Wellman Inc. et al.; Matulin et al. v. Brush Wellman Inc. et al.; Fimbres et al. v. Brush Wellman Inc. et al.; Flores et al. v. Brush Wellman Inc. et al.; Kofira et al. v. Brush Wellman Inc. et al.; Maldonado et al. v. Brush Wellman Inc. et al.; and Stoecker et al. v. Brush Wellman Inc. et al. Six of these suits were instituted on June 29, 1994; one was instituted on December 13, 1994; and two were instituted on February 28, 1995. The plaintiffs claimed that, during their employment with the Company, they contracted CBD as a result of exposure to beryllium and beryllium-containing products. The plaintiffs sought compensatory and punitive damages of an unspecified amount based on allegations that the Company intentionally misrepresented the potential danger of exposure to beryllium and breached an agreement to pay certain benefits should the plaintiffs contract CBD. These cases were initially dismissed by the trial court following a summary judgment order entered in favor of the Company. The plaintiffs appealed and on March 31, 1998, the Court of Appeals filed its decision, affirming in part and reversing in part the summary judgment entered by the trial court in favor of the Company. The Court of Appeals held that all of plaintiffs' common law claims -- breach of contract, breach of implied covenant of good faith and fair dealing and fraud -- were barred by the exclusivity of workers' compensation under Arizona statutory law. Thus, this portion of the summary judgment was affirmed. The Court of Appeals further held that, under Arizona law, a constitutionally protected claim for willful misconduct existed which was not waived by plaintiffs' acceptance of workers compensation benefits and that a question of fact existed as to whether that claim was barred by the statute of limitations. The Court made no ruling on whether there was any merit to any such claim by the plaintiffs. On April 15, 1998, the Company filed a motion for reconsideration with respect to that portion of the ruling that reversed the trial court. The Court of Appeals denied this motion. On April 15, 1998, the plaintiffs filed a motion for reconsideration with respect to their breach of contract and breach of implied covenant of good faith and fair dealing. The Court of Appeals denied this motion. On July 22 and 24, 1998, respectively, plaintiffs and the Company filed petitions with the Arizona Supreme Court for its review of the decision of the Court of Appeals. On February 25, 1999 the Arizona Supreme Court denied the Company's petition for review and granted the plaintiffs' cross-petition. A motion to reconsider the denial of the petition for review was filed on behalf of the Company on March 12, 1999. It remains pending. The Supreme Court has not yet scheduled oral argument of plaintiffs' cross-petition and plaintiffs' appeal remains pending before the Arizona Supreme Court.

                  On July 5, 1996, Rudy Gamez, an employee of the Company, also filed a suit in the Superior Court of Pima County, Arizona (Gamez et al. v. Brush Wellman Inc. et al.), based upon similar claims and seeking similar relief as in the previously described nine cases. On November 9, 1998, the Company moved for partial summary judgment with respect to the willful misconduct claim, and on December 9, 1998, the Company moved for dismissal or partial summary judgment with respect to the remaining claims for breach of contract and bad faith. On December 30, 1998, the Company also renewed an earlier motion for summary judgment with respect to all claims on the ground that plaintiff had accepted workers' compensation benefits. Oral argument on these motions took place on January 25, 1999; the court took the motions under advisement and they remain pending. The Court granted plaintiffs' motion to continue the trial, which had been set for March 2, 1999; no new date has been set.

                  In August 1994 and April 1995, the Company notified the State Compensation Fund, a workers' compensation fund in the State of Arizona, of the filing of certain of the above-mentioned employee suits and requested that the State Compensation Fund defend such suits pursuant to the Company's State Compensation Fund policies. The State Compensation Fund denied coverage and defense of such suits, but, after discussion indicated that it would defend some of the employee lawsuits under a reservation of rights. Pursuant to that commitment, the State Compensation Fund has reimbursed the Company for a substantial portion of the costs incurred by the Company in defending the first nine employee lawsuits noted above at the trial court level.

                  In view of the dispute with respect to coverage, however, the State Compensation Fund filed a declaratory judgment action against the Company and certain of its employees in the Superior Court of Pima County, Arizona, for which service of process occurred on August 21,

1995: State Compensation Fund v. Brush Wellman Inc. et al. The Company filed an answer and counterclaim to the effect that, among other things, the State Compensation Fund had a duty to defend and indemnify the Company. The Company sought an award of not only the costs of defending the underlying actions, but also the costs incurred with respect to the coverage, litigation and punitive damages. On May 13, 1996, the Court entered an order granting the State Compensation Fund's motions for partial summary judgment, which, among other things, sought a declaration of no duty to defend or indemnify the Company against claims for breach of contract and claims for intentional tort. These rulings did not completely dispose of the State Compensation Fund's claims and did not address the Company's counterclaim. As of September 1, 1996, the State Compensation Fund refused to reimburse the Company for any further defense costs that the Company might incur. The State Compensation Fund has also indicated that it plans to seek reimbursement of defense costs already paid. Further proceedings in this action have been stayed pending final disposition of the employees' appeals from the dismissal of their lawsuits by the Superior Court of Pima County, Arizona, in the underlying cases noted above.

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

                  An action was filed by the Arizona State Compensation Fund against the Company in Pima County Superior Court, Arizona, seeking a declaratory judgment that the Fund is not required to defend or indemnify the Company against claims made in the Whitaker case: State Compensation Fund v. Brush Wellman Inc., filed December 11, 1996. The parties have agreed to stay further proceedings in the case for a mutually agreed period of time. A draft settlement agreement and release have been circulated in this case and are currently under review by the parties.

                  CLAIMS INITIATED SINCE THE END OF THIRD QUARTER 1998. A complaint was filed in the United States District Court for the Eastern District of Tennessee by Jerry Lynn Hall and his wife Rose Mary Hall on February 24, 1999, against the Company and five other defendants: Ceradyne, Inc., General Ceramics, Inc., Cabot Corporation, NGK Metals Corporation and Cercom Quality Products, Inc. Also on February 24, 1999, the plaintiffs filed an amended complaint to include eight more defendants: SSG, Inc., Speedring, Inc., Spire Corporation, Lockheed Martin Beryllium Corporation, Manufacturing Sciences Corporation, Microtechnologies Inc., The Perkin-Elmer Corporation and Starmet Corp. Plaintiff Jerry Lynn Hall alleges injury from exposure to beryllium and/or beryllium containing products sold by the Company. The claims against the corporate defendants include theories of products liability (under the Tennessee Products Liability Act), strict liability, failure to warn (both intentionally and negligently), breach of implied warranty; plaintiff Rose Mary Hall alleges loss of consortium. Plaintiff Jerry Lynn Hall is suing each defendant for compensatory damages in the amount of $5 million; his wife is seeking compensatory damages from each defendant in the amount of $1 million. Both plaintiffs seek $10 million in punitive damages from each corporate defendant.

                  A complaint was filed in the United States District Court for the Eastern District of Tennessee by Mack Orick and his wife Ann Orick on October 21, 1998, against the Company and eight other defendants: Ceradyne, Inc., General Ceramics, Inc., Cabot Corporation, NGK Metals Corporation, Lockheed Martin Beryllium Corporation, Cercom Quality Products, Inc., Starmet Corp., and the United States of America. On December 16, 1998, plaintiffs filed a motion to amend the complaint to include five more defendants: SSG, Inc., Speedring, Inc., Spire Corporation, Manufacturing Sciences Corporation, and The Perkin-Elmer Corporation. Plaintiff Mack Orick alleges injury from exposure to beryllium and/or beryllium containing products sold by the Company. The claims against the corporate defendants include theories of products liability (under the Tennessee Products Liability Act), strict liability, failure to warn (both intentionally and negligently), breach of implied warranty; plaintiff Ann Orick alleges loss of consortium. Plaintiff Mack Orick is suing each defendant for compensatory damages in the amount of $5 million; his wife is seeking compensatory damages from each defendant in the amount of $1 million. Both plaintiffs seek $10 million in punitive damages from each corporate defendant. The United States filed a motion to dismiss on December 28, 1998 that remains pending. The Company filed an answer to the complaint on January 12, 1999.

                  CLAIMS CONCLUDED SINCE THE END OF THIRD QUARTER 1998. Wallace et al. v. Brush Wellman Inc. et al.: This action has been settled. The insurance company has paid the settlement amount, however, the workers' compensation carriers have not yet signed their releases and, therefore, the case remains pending.

                  On December 19, 1997, the Company was named a defendant in a product liability case filed in the Court of Common Pleas, Philadelphia County,
Pennsylvania: Frank Corvino et al. v. Cabot Corp. et al. In the complaint, Mr. Corvino alleged that he suffered injury (including CBD) resulting from exposure to beryllium dust and fibers emitted from a plant operated by defendants Cabot Corporation and NGK in the vicinity of his place of work. Mr. Corvino also alleged that he suffered injury as a result of exposure to beryllium supplied to his employers. The complaint included claims for negligence, product liability and loss of consortium. The court dismissed the complaint based on preliminary objections but permitted plaintiffs to file an amended complaint. The amended complaint was filed on August 31, 1998. The Company and Cabot each filed cross-claims against each other. Since that time, the parties have agreed to settle the action, but the settlement amount has not yet been paid and dismissal has not yet been effected. The dismissal is expected to include dismissal of the cross-claims.

(C)      ASBESTOS EXPOSURE CLAIMS.
         -------------------------

                  Egbert is a co-defendant in fifteen cases making claims for asbestos-induced illness allegedly relating to the former operations of Egbert, then known as The S.K. Wellman Corp. Egbert is one of a large number of defendants in each case. The plaintiffs seek compensatory and punitive damages, in most cases of unspecified sums. Each case has been referred for defense pursuant to liability insurance coverage and has been accepted for defense without admission or denial of carrier liability. Two hundred fifty-three similar cases previously reported have been dismissed or disposed of by pretrial judgment, one by jury verdict of no liability and fourteen others by settlement for nominal sums.

                  Egbert is a party to an agreement with the predecessor owner of its operating assets, Pneumo Abex Corporation (formerly Abex Corporation), and five insurers, regarding the handling of these cases. Under the agreement, the insurers share expenses of defense, and Egbert, Pneumo Abex Corporation and the insurers share payment of settlements and/or judgments. In the pending cases, both expenses of defense and payment of settlements and/or judgments are subject to a separate reimbursement agreement under which a successor of the company that purchased Egbert's operating assets in 1986 has certain limited obligations to Egbert.

(D)      OTHER MISCELLANEOUS PENDING CLAIMS.
         -----------------------------------

                  The Company and Abtrex Industries ("Abtrex") are defendants in a personal injury case filed in the Court of Common Pleas for Cuyahoga County, Ohio, in September, 1998, by three employees of Abtrex and their spouses:
Janisse et al. v. Brush Wellman Inc. et al. Each of the plaintiffs seeks compensatory damages in excess of $25,000 and punitive damages in excess of $25,000 relating to an alleged acid spill at one of the Company's facilities. The Company filed an answer and cross claim to the complaint in October, 1998. The case is scheduled for trial in November, 1999.

                  A subsidiary of the Company, Technical Materials, Inc. ("TMI"), and an employee of TMI are defendants in a case filed in the Superior Court of the State of Rhode Island on October 15, 1997: Handy & Harman Electronic Materials Corporation v. Technical Materials, Inc. et al. The complaint alleged that TMI tortuously induced the employee to breach his confidentiality obligations to his former employer, the plaintiff, and misappropriated trade secrets of the plaintiff. The plaintiff seeks preliminarily and permanently to enjoin TMI from using any confidential information obtained by the employee while he was employed with the plaintiff, and compensatory and punitive damages of unspecified amounts.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------        ---------------------------------------------------

        None.

EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------

        The following table provides information as to the executive officers of the Company.



   Name                       Age                 Positions and Offices
   ----                       ---                 ---------------------

Gordon D. Harnett             56            Chairman of the Board, President, Chief Executive Officer
                                            and Director

Michael D.  Anderson          47            Vice President, Beryllium Products

Brian J. Derry                53            Vice President, Operations

Stephen Freeman               52            Vice President, Alloy Products

Jordan P. Frazier             41            General Manager, Ceramic Products

John D. Grampa                51            Vice President, Finance

Michael C. Hasychak           45            Treasurer and Secretary

Alfonso T. Lubrano            49            President, Technical Materials, Inc.

John J. Paschall              61            President, Williams Advanced Materials Inc.

Andrew J. Sandor              59            Vice President, Alloy Technology

William R. Seelbach           50            President, Alloy Products

Daniel A. Skoch               49            Vice President, Administration and Human Resources


               MR. HARNETT was elected Chairman of the Board, President, Chief Executive Officer and Director of the Company effective January, 1991. He had served as a Senior Vice President of The B. F. Goodrich Company from November, 1988.

               MR. ANDERSON was elected Vice President, Beryllium Products effective March, 1996. He had served as Director of Sales and Marketing - Beryllium Products since November, 1994, Director of Marketing - Ceramics since February, 1994 and Director of Marketing since April, 1989.

               MR. DERRY was elected Vice President, Operations in May, 1997. Prior to that time, he served as Director of Global Manufacturing for Ethyl Corporation.

               MR. FRAZIER was appointed General Manager, Ceramic Products in December, 1997. He had served as Director, Ceramic Operations since September, 1996. He had served as Director of Sales and Marketing - Ceramic Products since February, 1996. Prior to that time, he had served as Plant Manager of the Tucson manufacturing facility from 1992.

               MR. FREEMAN was elected Vice President, Alloy Products effective February, 1995. He had served as Vice President of Sales and Marketing since August, 1993. He had served as Vice President of Sales and Marketing - Alloy Products since July, 1992. Prior to that time, he had served as Management Consultant for Adastra, Inc.

               MR. GRAMPA was elected Vice President, Finance in October, 1998. He had served as Vice President, Finance for the worldwide Materials Business of Avery Dennison Corporation since March, 1994 and prior to that time he held other various financial positions at Avery Dennison Corporation from 1984.

               MR. HASYCHAK was elected Treasurer and Secretary in May, 1994. Prior to that time, he served as Treasurer and Assistant Secretary from 1990 and as Assistant Treasurer from 1988.

               MR. LUBRANO was elected President, Technical Materials, Inc. effective April, 1995 and Vice President and General Manager effective March, 1992. Prior to that time, he served as Vice President and Business Director of Engelhard Corporation from 1987.

               MR. PASCHALL was elected President, Williams Advanced Materials Inc. effective November, 1991. He had served as Vice President, Operations - Williams Advanced Materials Inc. since April, 1989.

               MR. SANDOR was elected Vice President, Alloy Technology effective March, 1996. He had served as Vice President, Operations since October, 1991. He had served as Senior Vice President since September, 1989.

               MR. SEELBACH was elected President, Alloy Products in June, 1998. Prior to that time, he had been Chairman and CEO of Inverness Partners since October, 1987. Prior to Inverness Partners, he was a partner with McKinsey & Company.

               MR. SKOCH was elected Vice President, Administration and Human Resources effective March, 1996. He had served as Vice President, Human Resources since July, 1991. Prior to that time, he was Corporate Director - Personnel.


                                     PART II

ITEM 5.        MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
-------        ----------------------------------------------------
               STOCKHOLDER MATTERS
               -------------------

               The Company's Common Stock is traded on the New York Stock Exchange. As of March 8, 1999 there were 2,327 shareholders of record. Information as to stock price and dividends declared set forth on page 26 in Note O to the consolidated financial statements in the annual report to shareholders for the year ended December 31, 1998 is incorporated herein by reference. The Company's ability to pay dividends is generally unrestricted, except that it is obligated to maintain a specified level of tangible net worth pursuant to an existing credit facility and a lease agreement.


ITEM 6.        SELECTED FINANCIAL DATA
-------        -----------------------

               Selected Financial Data on page 10 of the annual report to shareholders for the year ended December 31, 1998 is incorporated herein by reference.


ITEM 7.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------         -----------------------------------------------------------
                AND RESULTS OF OPERATIONS
                -------------------------

               The management's discussion and analysis of financial condition and results of operations on pages 28 through 34 of the annual report to shareholders for the year ended December 31, 1998 is incorporated herein by reference.


ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------       ----------------------------------------------------------

               The market risk disclosures on page 34 of the annual report to shareholders for the year ended December 31, 1998 are incorporated herein by reference.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------        -------------------------------------------

               The report of independent auditors and the following consolidated financial statements of the Company included in the annual report to shareholders for the year ended December 31, 1998 are incorporated herein by reference:

         Consolidated Balance Sheets - December 31, 1998 and 1997.

         Consolidated Statements of Income - Years ended December 31, 1998, 1997 and 1996.

         Consolidated Statements of Shareholders' Equity - Years ended December 31, 1998, 1997 and 1996.

         Consolidated Statements of Cash Flows - Years ended December 31, 1998, 1997 and 1996.

         Notes to Consolidated Financial Statements.

Quarterly Data on page 26 of the annual report to shareholders for the years ended December 31, 1998 and December 31, 1997 is incorporated herein by reference.

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
-------        ------------------------------------------------
               ACCOUNTING AND FINANCIAL DISCLOSURE
               -----------------------------------

               None.

                                    PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------       --------------------------------------------------

               The information under Election of Directors on pages 2 through 6 of the Proxy Statement dated March 15, 1999 is incorporated herein by reference. Information with respect to Executive Officers of the Company is set forth earlier on pages 15 through 17 of this Form 10-K annual report.


ITEM 11.       EXECUTIVE COMPENSATION
--------       ----------------------

               The information under Executive Officer Compensation on pages 9 through 14 of the Proxy Statement dated March 15, 1999 is incorporated herein by reference.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
--------       ---------------------------------------------------
               MANAGEMENT
               ----------

               The information under Common Stock Ownership of Certain Beneficial Owners, Directors and Management on pages 7 and 8 of the Proxy Statement dated March 15, 1999 is incorporated herein by reference.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

               Not applicable.

                                     PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
--------       -------------------------------------------------------
               FORM 8-K
               --------

               (A)  1. FINANCIAL STATEMENTS AND SUPPLEMENTAL INFORMATION
                       -------------------------------------------------

                       Included in Part II of this Form 10-K annual report by reference to the annual report to shareholders for the year ended December 31, 1998 are the following consolidated financial statements:

                       Consolidated Balance Sheets - December 31, 1998 and 1997.

                       Consolidated Statements of Income - Years ended December 31, 1998, 1997 and 1996.

                       Consolidated Statements of Shareholders' Equity - Years ended December 31, 1998, 1997 and 1996.

                       Consolidated Statements of Cash Flows - Years ended December 31, 1998, 1997 and 1996.

                       Notes to Consolidated Financial Statements.

                       Report of Independent Auditors.

               (A)  2. FINANCIAL STATEMENT SCHEDULES
                       -----------------------------

                       The following consolidated financial information for the years ended December 31, 1998, 1997 and 1996 is submitted herewith:

                       Schedule II - Valuation and qualifying accounts.

                       All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

               (A)  3. EXHIBITS
                       --------

                    (3a) Second Amended and Restated Articles of Incorporation of the Company dated January 27, 1998 (filed as
                           Exhibit 3a to the Company's Form 10-K Annual Report for the year ended December 31, 1997), incorporated herein by reference.

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

                    (4c) Second Amendment to Amended and Restated Credit Agreement dated September 2, 1997 between Brush Wellman Inc. and National City Bank acting for itself and as agent for certain other banking institutions (filed as Exhibit 4c to the Company's Form 10-K Annual Report for the year ended December 31, 1997), incorporated herein by reference.

                    (4d) Third Amendment to Amended and Restated Credit Agreement dated January 26, 1999 between Brush Wellman Inc. and National City Bank acting for itself and as agent for certain other banking institutions.

                    (4e) Rights Agreement between the Company and National City Bank N.A. dated January 27, 1998 (filed as
                           Exhibit 4d to the Company's Form 10-K Annual Report for the year ended December 31, 1997), incorporated herein by reference.

                    (4f) Issuing and Paying Agency Agreement dated as of February 1, 1990, including a specimen form of a medium term note issued thereunder, between the Company and First Trust N.A. (formerly with Morgan Guaranty Trust Company of New York) (filed as
                           Exhibit 4c to the Company's Form 10-K Annual Report for the year ended December 31, 1994), incorporated herein by reference.

                    (4g) Pursuant to Regulation S-K, Item 601 (b)(4), the Company agrees to furnish to the Commission, upon its request, a copy of the instruments defining the rights of holders of long-term debt of the Company that are not being filed with this report.

                   (10a)* Employment Agreement entered into by the Company and Mr. Gordon D. Harnett on March 20, 1991 (filed as
                           Exhibit 10a to the Company's Form 10-K Annual Report for the year ended December 31, 1990), incorporated herein by reference.

                   (10b)* Form of Employment Agreement entered into by the Company and Mr. Sandor on February 20, 1989 (filed as Exhibit 10b to the Company's Form 10-K Annual Report for the year ended December 31, 1994), incorporated herein by reference.

                   (10c)* Form of Employment Agreement entered into by the Company and Messrs. Anderson, Frazier, Grampa, Hasychak, Lubrano and Paschall on March 2, 1999.

                   (10d)* Form of Amendment to the Employment Agreement (dated February 20, 1989) entered into by the Company and Mr. Sandor dated February 28, 1991 (filed as Exhibit 10c to the Company's Form 10-K Annual Report for the year ended December 31, 1990), incorporated herein by reference.

                   (10e)* Form of Employment Agreement entered into by the Company and Mr. Daniel A. Skoch on January 28, 1992, Mr. Stephen Freeman dated August 3, 1993 and Mr. Brian J. Derry dated May 6, 1997 (filed as Exhibit 10d to the Company's Form 10-K Annual Report for the year ended December 31, 1991), incorporated herein by reference.

                   (10f)* Form of Employment Agreement entered into by the Company and Mr. William R. Seelbach dated June 29, 1998 (filed as Exhibit 10a to the Company's Form 10-Q Quarterly Report for the quarter ended July 3,
                           1998), incorporated herein by reference.

                   (10g)*  Employment Arrangement between the Company and
                           Mr. William R. Seelbach dated June 3, 1998 (filed as
                           Exhibit 10b to the Company's Form 10-Q Quarterly Report for the quarter ended July 3, 1998), incorporated herein by reference.

                   (10h)* Addendum to Employment Arrangement between the Company and Mr. William R. Seelbach dated June 24, 1998 (filed as Exhibit 10c to the Company's Form 10-Q Quarterly Report for the quarter ended July 3,
                           1998), incorporated herein by reference.

                   (10i) Form of Indemnification Agreement entered into by the Company and Mr. William R. Seelbach dated June 29, 1998 (filed as Exhibit 10d to the Company's Form
                           10-Q Quarterly Report for the quarter ended July 3,
                           1998), incorporated herein by reference.

                   (10j)* Form of Trust Agreement between the Company and Key Trust Company of Ohio, N.A. (formerly Ameritrust Company National Association) on behalf of the Company's executive officers (filed as Exhibit 10e to the Company's Form 10-K Annual Report for the year ended December 31, 1994), incorporated herein by reference.

                   (10k) Form of Indemnification Agreement entered into by the Company and its executive officers (filed as Exhibit 10g to the Company's Form 10-K Annual Report for the year ended December 31, 1994), incorporated herein by reference.

                   (10l) Form of Indemnification Agreement entered into by the Company and its directors (filed as Exhibit 10h to the Company's Form 10-K Annual Report for the year ended December 31, 1994), incorporated herein by reference.

                   (10m)* Directors' Retirement Plan as amended January 26, 1993 (filed as Exhibit 10i to the Company's Form 10-K Annual Report for the year ended December 31,
                           1992), incorporated herein by reference.

                   (10n)* Deferred Compensation Plan for Nonemployee Directors effective January 1, 1992 (filed as Exhibit I to the Company's Proxy Statement dated March 6, 1992, Commission File No. 1- 7006), incorporated herein by reference.

                   (10o)* Form of Trust Agreement between the Company and National City Bank dated January 1, 1992 on behalf of Nonemployee Directors of the Company (filed as Exhibit 10k to the Company's Form 10-K Annual Report for the year ended December 31, 1992), incorporated herein by reference.

                   (10p)* Incentive Compensation Plan adopted December 16, 1991, effective January 1, 1992 (filed as Exhibit 10l to the Company's Form 10-K Annual Report for the year ended December 31, 1991), incorporated herein by reference.

                   (10q)* Supplemental Retirement Plan as amended and restated December 1, 1992 (filed as Exhibit 10n to the Company's Form 10-K Annual Report for the year ended December 31, 1992), incorporated herein by reference.

                   (10r)* Amendment Number 2, adopted January 1, 1996, to Supplemental Retirement Benefit Plan as amended and restated December 1, 1992 (filed as Exhibit 10o to the Company's Form 10-K Annual Report for the year ended December 31, 1995), incorporated herein by reference.

                   (10s)* Amendment Number 3, adopted May 5, 1998, to Supplemental Retirement Benefit Plan as amended and restated December 1, 1992.

                   (10t)* Amendment Number 4, adopted December 1, 1998, to Supplemental Retirement Benefit Plan as amended and restated December 1, 1992.

                   (10u)* Amendment Number 5, adopted December 31, 1998, to Supplemental Retirement Benefit Plan as amended and restated December 1, 1992.

                   (10v)* Form of Trust Agreement between the Company and Key Trust Company of Ohio, N.A. (formerly Society National Bank) dated January 8, 1993 pursuant to the December 1, 1992 amended Supplemental Retirement Benefit Plan (filed as Exhibit 10p to the Company's Form 10-K Annual Report for the year ended December 31, 1992), incorporated herein by reference.

                   (10w)* Key Employee Share Option Plan (filed on Form S-8 on May 5, 1998), incorporated herein by reference.

                   (10x)* 1979 Stock Option Plan, as amended pursuant to approval of shareholders on April 21, 1982 (filed as Exhibit 15A to Post- Effective Amendment No. 3 to Registration Statement No. 2- 64080), incorporated herein by reference.

                   (10y)* 1984 Stock Option Plan as amended by the Board of Directors on April 18, 1984 and February 24, 1987 (filed as Exhibit 4.4 to Registration Statement No. 33-28605), incorporated herein by reference.

                   (10z)* 1989 Stock Option Plan (filed as Exhibit 4.5 to Registration Statement No. 33-28605), incorporated herein by reference.

                  (10aa)* 1990 Stock Option Plan for Nonemployee Directors (filed as Exhibit 4.6 to Registration Statement No. 33-35979), incorporated herein by reference.

                  (10bb)* 1995 Stock Incentive Plan as Amended March 3, 1998 (filed as Exhibit A to the Company's Proxy Statement dated March 16, 1998, Commission File No. 1-7006), incorporated herein by reference.

                  (10cc)   Lease dated as of October 1, 1996, between
                           Brush Wellman Inc. and Toledo-Lucas County Port Authority (filed as Exhibit 10v to the Company's Form 10-K Annual Report for the year ended December 31, 1996), incorporated herein by reference.

                  (10dd) Master Lease Agreement dated December 30, 1996 between Brush Wellman Inc. and National City Bank acting for itself and as agent for certain participants (filed as Exhibit 10w to the Company's Form 10-K Annual Report for the year ended December 31, 1996), incorporated herein by reference.

                  (10ee) First Amendment to Master Lease Agreement dated September 2, 1997 between Brush Wellman Inc. and National City Bank acting for itself and as agent for certain participants.

                  (10ff) Second Amendment to Master Lease Agreement and Amendment to Disbursement Schedules dated January 26, 1999 between Brush Wellman Inc. and National City Bank acting for itself and as agent for certain participants.

                  (10gg)* 1997 Stock Incentive Plan for Non-Employee Directors (filed as Exhibit B to the Company's Proxy Statement dated March 16, 1998, Commission File No. 1-7006), incorporated herein by reference.

                  (13) Portions of the Annual Report to shareholders for the year ended December 31, 1998.

                  (21)     Subsidiaries of the registrant.

                  (23)     Consent of Ernst & Young LLP.

                  (24)     Power of Attorney.

                  (27.1)   Financial Data Schedule 1998.

                  (27.2)   Financial Data Schedule 1997 Restated.

                  (27.3)   Financial Data Schedule 1996 Restated.
                  -------
                  * Reflects management contract or other compensatory arrangement required to be filed as an Exhibit pursuant to
                  Item 14(c) of this Report.

            (B) REPORTS ON FORM 8-K
                -------------------
                  There were no reports on Form 8-K filed during the fourth quarter of the year ended December 31, 1998.

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 31, 1999

BRUSH WELLMAN INC.


By: /s/Gordon D. Harnett                           By: /s/John D. Grampa
    -------------------------------------              -----------------------
    Gordon D. Harnett                                  John D. Grampa
    Chairman of the Board,                             Vice President, Finance
    President and Chief Executive Officer

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


GORDON D. HARNETT*         Chairman of the Board,
-----------------------    President, Chief Executive             March 31, 1999
Gordon D. Harnett*         Officer and Director
                           (Principal Executive Officer)

JOHN D. GRAMPA             Vice President, Finance                March 31, 1999
-----------------------    (Principal Financial and
John D. Grampa             Accounting Officer)

ALBERT C. BERSTICKER*      Director                               March 31, 1999
----------------------
Albert C. Bersticker*

CHARLES F. BRUSH, III*     Director                               March 31, 1999
----------------------
Charles F. Brush, III*

DAVID L. BURNER*           Director                               March 31, 1999
----------------------
David L. Burner*

DAVID H. HOAG *            Director                               March 31, 1999
----------------------
David H. Hoag*

JOSEPH P. KEITHLEY *       Director                               March 31, 1999
----------------------
Joseph P. Keithley*

WILLIAM P. MADAR*          Director                               March 31, 1999
----------------------
William P. Madar*

ROBERT M. McINNES*         Director                               March 31, 1999
----------------------
Robert M. McInnes*

WILLIAM R. ROBERTSON *     Director                               March 31, 1999
----------------------
William R. Robertson*

JOHN SHERWIN, JR.*         Director                               March 31, 1999
----------------------
John Sherwin, Jr.*


                  *The undersigned, by signing his name hereto, does sign and execute this report on behalf of each of the above-named officers and directors of Brush Wellman Inc., pursuant to Powers of Attorney executed by each such officer and director filed with the Securities and Exchange Commission.

By: /s/JOHN D. GRAMPA                                             March 31, 1999
    ---------------------------
    John D. Grampa
    Attorney-in-Fact



                                           SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                                                 BRUSH WELLMAN INC. AND SUBSIDIARIES


                                            YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

------------------------------------------------------------------------------------------------------------------------------------
           COL. A                         COL. B                      COL. C                     COL. D                COL. E
------------------------------------------------------------------------------------------------------------------------------------
                                                                    ADDITIONS
                                                        -----------------------------------
         DESCRIPTION                Balance at Beginning       (1)               (2)        Deduction-Describe       Balance at End
                                        of Period       Charged to Costs  Charged to Other                             of Period
                                                          and Expenses    Accounts-Describe
------------------------------------------------------------------------------------------------------------------------------------

Year ended December 31, 1998
Deducted from assets accounts:
   Allowance for doubtful
      accounts receivable               $1,058,663           $1,090,170           $0          $   21,833 (A)            $2,127,000
   Inventory reserves and
      obsolescence                      $2,054,938           $  907,438           $0          $1,222,283 (B)            $1,740,093

Year ended December 31, 1997
Deducted from assets accounts:
   Allowance for doubtful
      accounts receivable               $  954,289           $  143,666           $0          $   39,292 (A)            $1,058,663
   Inventory reserves and
      obsolescence                      $1,717,795           $2,816,498           $0          $2,479,355 (B)            $2,054,938

Year ended December 31, 1996
Deducted from assets accounts:
   Allowance for doubtful
      accounts receivable               $1,014,704           $   29,455           $0          $   89,870 (A)            $  954,289
   Inventory reserves and
      obsolescence                      $1,600,000           $2,656,779           $0          $2,538,984 (B)            $1,717,795



Note A - Bad debts written-off, net of recoveries.

Note B - Inventory write-off.