Form 10-Q
period 1999-04-02
BRUSH WELLMAN INC
filed 1999-05-14
CIK 14957

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

For the quarterly period ended April 2, 1999

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of May 7, 1999 there were 16,322,086 shares of Common Stock, par value $1 per share, outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I   FINANCIAL INFORMATION

                      BRUSH WELLMAN INC. AND SUBSIDIARIES

ITEM 1.   FINANCIAL STATEMENTS

     The consolidated financial statements of Brush Wellman Inc. and its subsidiaries for the quarter ended April 2, 1999 are as follows:

          Consolidated Statements of Income -- Three months ended April 2, 1999 and April 3, 1998

          Consolidated Balance Sheets -- April 2, 1999 and December 31, 1998

          Consolidated Statements of Cash Flows -- Three months ended April 2, 1999 and April 3, 1998

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

                                                                 FIRST QUARTER ENDED
                                                              -------------------------
                                                               APRIL 2,      APRIL 3,
 (DOLLARS IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)       1999          1998
---------------------------------------------------------------------------------------
Net sales...................................................  $   113,168   $   114,182
  Cost of sales.............................................       89,069        86,153
                                                              -----------   -----------
Gross Margin................................................       24,099        28,029
  Selling, administrative and general expenses..............       17,501        16,334
  Research and development expenses.........................        1,819         2,205
  Other-net.................................................          448           696
                                                              -----------   -----------
Operating Profit............................................        4,331         8,794
  Interest expense..........................................          937           236
                                                              -----------   -----------
Income before income taxes..................................        3,394         8,558
  Income taxes..............................................          908         2,396
                                                              -----------   -----------
Net Income..................................................  $     2,486   $     6,162
                                                              ===========   ===========
Per Share of Common Stock: Basic............................  $      0.15   $      0.38
Weighted average number of common shares outstanding........   16,193,359    16,317,518
Per Share of Common Stock: Diluted..........................  $      0.15   $      0.37
Weighted average number of common shares outstanding........   16,232,112    16,715,622
Cash dividends per common share.............................  $      0.12   $      0.12

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

                                                              APR. 2,     DEC. 31,
(DOLLARS IN THOUSANDS)                                          1999        1998
----------------------------------------------------------------------------------
ASSETS
Current Assets
  Cash and cash equivalents.................................  $     99    $  1,938
  Accounts receivable.......................................    77,598      62,181
  Inventories...............................................   104,539     103,108
  Prepaid expenses..........................................     7,979       7,210
  Deferred income taxes.....................................    20,600      20,087
                                                              --------    --------
          Total Current Assets..............................   210,815     194,524
Other Assets................................................    42,994      44,697
Property, Plant and Equipment...............................   407,467     421,467
  Less allowances for depreciation, depletion and
     impairment.............................................   247,869     256,998
                                                              --------    --------
                                                               159,598     164,469
                                                              --------    --------
                                                              $413,407    $403,690
                                                              ========    ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Short-term debt...........................................  $ 30,694    $ 45,587
  Accounts payable..........................................    21,758      15,156
  Other liabilities and accrued items.......................    31,243      26,482
  Dividends payable.........................................     1,959       1,966
  Income taxes..............................................     7,013       4,341
                                                              --------    --------
          Total Current Liabilities.........................    92,667      93,532
Other Long-Term Liabilities.................................     9,933      10,507
Retirement and Post-Employment Benefits.....................    39,468      39,448
Long-Term Debt..............................................    42,105      32,105
Deferred Income Taxes.......................................     7,334       6,287
Shareholders' Equity........................................   221,900     221,811
                                                              --------    --------
                                                              $413,407    $403,690
                                                              ========    ========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

                                                               THREE MONTHS ENDED
                                                              --------------------
                                                              APRIL 2,    APRIL 3,
(DOLLARS IN THOUSANDS)                                          1999        1998
----------------------------------------------------------------------------------
NET INCOME..................................................  $  2,486    $  6,162
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED
  FROM OPERATING ACTIVITIES:
  Depreciation, depletion and amortization..................     5,648       5,598
  Amortization of mine development..........................     1,715         541
  Decrease (Increase) in accounts receivable................   (16,225)     (8,234)
  Decrease (Increase) in inventory..........................    (2,287)       (157)
  Decrease (Increase) in prepaid and other current assets...    (1,450)        396
  Increase (Decrease) in accounts payable and accrued
     expenses...............................................    10,872      (5,424)
  Increase (Decrease) in interest and taxes payable.........     3,261       2,855
  Increase (Decrease) in deferred income tax................     1,047          48
  Increase (Decrease) in other long-term liabilities........      (439)       (822)
  Other -- net..............................................     1,405         381
                                                              --------    --------
     NET CASH PROVIDED FROM OPERATING ACTIVITIES............     6,033       1,344
CASH FLOWS FROM INVESTING ACTIVITIES:
  Payments for purchase of property, plant and equipment....    (2,074)    (11,627)
  Payments for mine development.............................       (69)       (198)
  Proceeds from (Payments for) other investments............      (118)        128
                                                              --------    --------
     NET CASH USED IN INVESTING ACTIVITIES..................    (2,261)    (11,697)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of short-term debt.................       590       6,240
  Repayment of short-term debt..............................   (14,186)         --
  Proceeds from issuance of long-term debt..................    12,000          --
  Repayment of long-term debt...............................    (2,000)         --
  Issuance of Common Stock under stock option plans.........        76       2,721
  Purchase of Common Stock for treasury.....................        --        (816)
  Payments of dividends.....................................    (1,966)     (3,930)
                                                              --------    --------
     NET CASH PROVIDED FROM (USED IN) FINANCING
      ACTIVITIES............................................    (5,486)      4,215
Effects of Exchange Rate Changes............................      (125)        (43)
                                                              --------    --------
     NET CHANGE IN CASH AND CASH EQUIVALENTS................    (1,839)     (6,181)
     CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.......     1,938       7,170
                                                              --------    --------
  CASH AND CASH EQUIVALENTS AT END OF PERIOD................  $     99    $    989
                                                              ========    ========

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE A -- ACCOUNTING POLICIES

     In management's opinion, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position as of April 2, 1999 and December 31, 1998 and the results of operations for the three months ended April 2, 1999 and April 3, 1998.

NOTE B -- INVENTORIES

                                                              APRIL 2,    DEC. 31,
                   (DOLLARS IN THOUSANDS)                       1999        1998
----------------------------------------------------------------------------------
Principally average cost:
  Raw materials and supplies................................  $ 22,081    $ 18,708
  In process................................................    64,750      60,919
  Finished..................................................    37,134      42,021
                                                              --------    --------
                                                               123,965     121,648
Excess of average cost over LIFO inventory value............    19,426      18,540
                                                              --------    --------
                                                              $104,539    $103,108
                                                              ========    ========

NOTE C -- COMPREHENSIVE INCOME

     During the first quarter 1999 and 1998, comprehensive income amounted to $1,884,500 and $5,762,069. The difference between net income and comprehensive income is the cumulative translation adjustment for the periods presented.

NOTE D -- SEGMENT REPORTING

     Selected financial data by business segment as prescribed by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", for the first quarter 1999 and first quarter 1998 are as follows:

                                                      METAL       MICRO-        ALL
                                                     SYSTEMS    ELECTRONICS    OTHER      TOTAL
              (Dollars in thousands)                 -------    -----------    ------    --------
FIRST QUARTER 1999
Revenues from external customers...................  $78,623      $32,655      $1,890    $113,168
Intersegment revenues..............................      139          412          --         551
Segment profit (loss) before interest and taxes....    7,081        1,750      (4,500)      4,331
FIRST QUARTER 1998
Revenues from external customers...................   85,072       27,450       1,660     114,182
Intersegment revenues..............................       52          391          --         443
Segment profit (loss) before interest and taxes....   13,614         (390)     (4,430)      8,794

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS

FORWARD-LOOKING INFORMATION

     Portions of the narrative set forth in this document that are not historical in nature are forward-looking statements. The Company's actual future performance may differ from that contemplated by the forward-looking statements as a result of a variety of factors. These factors include, in addition to those mentioned elsewhere herein, the condition of the markets which the Company serves (especially as impacted by events in particular markets, including telecommunications, automotive and electronics, or in particular geographic regions, such as Asia), the success of the Company's strategic plans, the timely and successful completion of pending capital expansions and Year 2000 remediation projects, tax rates, exchange rates and the conclusion of pending litigation matters in accordance with the Company's expectation that there will be no materially adverse effects.

RESULTS OF OPERATIONS

     Sales in the first quarter 1999 were $113.2 million compared to a record high of $114.2 million in the first quarter 1998. Net income of $2.5 million was down 60% from last year, however, as a result of mix shifts and higher overhead expenses.

     The Metal Systems Group manufactures and sells alloy strip and bulk products, engineered material systems and beryllium products. Major markets served by this group include telecommunications, computer, automotive, aerospace, defense, oil and gas, plastic molds and appliance. In general, these products provide superior performance and are premium priced. Sales by the Metal Systems Group totaled $78.6 million in the first quarter 1999 compared to $85.1 million in the first quarter 1998. Softness in the oil and gas and aerospace markets contributed to this decline as did the economic conditions in Japan, as the business slowdown there did not effect Metal System's sales until the second quarter 1998.

     Sales of alloy strip products, primarily copper beryllium, remain capacity constrained. Progress continued toward completion of the $117 million Alloy Expansion Program at the Elmore, Ohio facility. The project was designed to increase capacity and enhance production effectiveness. The new cast shop is running in tandem with the old cast shop to provide adequate casting capacity for alloy products. The new strip mill is scheduled to come on line in the second half of the year and is designed to provide the additional rolling and finishing capacity needed to satisfy the current demand for strip products. The strip mill equipment currently is undergoing the final phase of implementation, testing and qualification. Discreet pieces of the new equipment currently are being used for production purposes on a limited scale. Additional costs in the form of higher manning and outside services and lower yields associated with the start-up of the new Elmore strip mill thus far in 1999 are essentially equal to the start-up costs incurred by the new cast shop in the first quarter 1998.

     Engineered material system sales were unchanged on a quarter to quarter comparison. The majority of these sales are clad metal and plated products. Sales of beryllium products were lower in the first quarter 1999 than the first quarter 1998.

     The Microelectronic Group manufactures and sells precious and non-precious metal physical vapor deposition (PVD) targets, beryllium ceramics, direct bond copper (DBC), copper tungsten and thick film circuits. The major markets for these products include telecommunications, automotive, optical media, aerospace and medical. Sales by the Microelectronic Group were $32.7 million in the first quarter 1999, a 19% improvement over first quarter 1998 sales of $27.5 million. Sales of targets and other products through Williams Advanced Materials (WAM), a wholly owned subsidiary of the Company, accounted for the majority of the increase. Pure Tech, a manufacturer of non-precious metal targets acquired by WAM at the end of the second quarter 1998, also contributed to the higher sales. WAM has undertaken a capital investment program to expand and relocate a portion of its manufacturing operations in order to broaden its product lines, including specialty alloys, to meet the increasing customer demand.

     Sales of beryllium ceramics declined, as anticipated. Sales of DBC and copper tungsten products remain small but on pace with the prior year. Investment in growing the revenues and profitability of these products is designed to offset the lower growth expectations from traditional beryllium ceramic products. Thick film circuits, which are manufactured at the Company's Oceanside, California facility, were a minor portion of the Microelectronic Group's sales and were down slightly from the prior year. The growth in these sales is somewhat dependent upon the start-up of government funded programs.

     International sales were 31% of total sales in the first quarter 1999 and 33% of first quarter 1998 sales. Both Metal Systems and Microelectronic sell products overseas and those sales are included in the totals shown in the preceding paragraphs. International sales consist of direct exports and sales from two European and two Asian distribution centers and one Asian precious metal finishing plant. Exports are usually priced in dollars while sales by the service centers typically are priced in the local currency. The Company maintains an active foreign currency hedge program to minimize its exposures. International markets served are the same as domestic.

     First quarter 1999 gross margin was $24.1 million, or 21% of sales, a decline from a margin of $28.0 million and 25% of 1998 first quarter sales. These margin changes are attributable to several key factors. First, there was an adverse shift in the sales mix. In general, Metal System sales generate higher variable margins than do Microelectronic sales and Metal System sales were lower in 1999 while Microelectronic sales were higher than in 1998. Second, fixed overhead costs, specifically depreciation and rent associated with the relatively high level of capital investments in recent years, are higher in 1999 than 1998. Offsetting a portion of these negative effects is cost savings and margin improvements on various ceramic and DBC products within the Microelectronic Group. Yields on DBC products in particular have improved through various manufacturing process enhancements over the last several quarters.

     Average selling prices were firm and the decline in Metal System sales and the increase in Microelectronic sales were caused mainly by a change in volumes. The cost of copper, which is generally a pass-through to domestic customers of Metal System products, is lower in 1999 than 1998 but it had a minimal impact on sales and profits.

     Selling, administration and general expenses were $17.5 million, or 15% of sales, in the first quarter 1999 compared to $16.3 million, or 14% of sales, in the first quarter 1998. Major causes for the increased expense level include amortization of the recently installed enterprise-wide software system and the expenses from the Pure Tech operation.

     Research and development expenses (R&D) were $1.8 million in the current quarter, a decrease of $0.4 million from the first quarter last year. The lower costs resulted from a combination of a more focused and narrow scope on a new product development project, reimbursement of expenses under an agreement with a customer and several manning changes. R&D efforts early in 1998 were instrumental in developing the current yield improvements on DBC products.

     Other-net expense was $0.4 million in the first quarter 1999 versus $0.7 million in 1998. Exchange gains were higher in 1999 than 1998 while other non-operating expense items were lower. Offsetting a portion of these benefits was a higher precious metal consignment fee.

     Operating profit was $4.3 million in the first quarter 1999 and $8.8 million in the first quarter 1998. As a result of the margin decline from lower volumes and the increase in overhead expenses, Metal Systems profitability declined to $7.1 million in the first quarter 1999 from $13.6 million in the comparable period last year. The Microelectronic Group profits improved to $1.8 million after posting a net loss of $0.4 million in the first quarter last year. This increase in profitability resulted from the margin earned on higher sales and the yield and manufacturing cost improvements referenced above. The operating loss from all other revenues and costs not part of either business segment, including the corporate office, was $4.5 million in the first quarter 1999, a change of less than 2% from the first quarter 1998.

     First quarter 1999 interest expense was $0.9 million compared to first quarter 1998 expense of $0.2 million. Approximately half of this increase was a result of lower interest capitalized in association with long-term capital projects. The balance of the increase was due principally to higher debt levels in 1999 than in 1998 as the effect of the rate difference between the two periods was minimal.

     Income taxes were provided for at a rate of 26.8% of pre-tax earnings in the first quarter 1999 and 28.0% in the first quarter 1998. Lower earnings and the effect of tax credits are responsible for the slight change in rates.

     First quarter net income was $2.5 million in 1999 and $6.2 million in 1998. Diluted earnings per share were $0.15 in 1999 and $0.37 in 1998.

     The Company is subject to litigation involving claims relating to product liability and other claims relating to alleged beryllium disease exposure (see "Legal Proceedings"). Management believes that the Company has substantial defenses and intends to vigorously contest such suits. However, the Company's results of operations could be materially affected by unfavorable results in one or more of these cases. Based on information known to the Company and assuming collectibility of insurance on covered claims, management believes the outcome of the Company's pending litigation should not have a material adverse effect upon the consolidated financial position, results of operations or cash flow of the Company.

FINANCIAL POSITION

     Cash flow from operations was $6.0 million in the first quarter 1999. Accounts receivable increased by 25% during the quarter in large part due to the higher sales in the current quarter as compared to the fourth quarter 1998. The collection period increased as well. Inventories climbed slightly to $104.5 million at the end of the period, but given the higher sales volumes, inventory turns actually improved from the prior quarter's level. Total inventory pounds within the Alloy manufacturing pipeline remain essentially unchanged from the year-end 1998 level. However, significant progress was made on remelting scrap inventories into usable feed stock materials available for further processing into salable product.

     Capital expenditures for property, plant and equipment and for mine development were $2.1 million in the current quarter. This spending level is much lower than the average quarterly spending over the last three years. The construction and implementation phase of various large capital projects either has been completed or is winding down. Only relatively minor amounts remain to be paid on the Alloy Expansion Program at the Elmore, Ohio facility. This project was partially financed by two operating leases totaling approximately $79.7 million. Payments under the facility lease began in December 1997 while the rent expense for the equipment lease began in 1999.

     The initial implementation phase of a new enterprise-wide software system was completed in the first quarter 1999. The majority of the Company's domestic locations are now on the same sales, inventory, purchasing and accounting system. Information reporting improvements and other operating enhancements are on-going.

     One of the benefits of installing this new information system is mitigating the need to make numerous legacy systems Year 2000 compliant. The Company also has or will replace or upgrade various systems at several of its domestic and international subsidiaries. The Company is actively addressing the Year 2000 compliance issue for both information technology and non-information technology equipment (i.e., manufacturing and other support equipment). The Company estimates that the related expense for this activity will be approximately $0.6 million in 1999. Outside consultants have been contracted to help identify and remediate any exposures. The Company is assessing the required remediation of any Year 2000 issues with its non-information technology equipment, although some equipment is known to be or has been made Year 2000 compliant. If required modifications and conversions are not made on a timely basis, the Year 2000 issue could have a material adverse effect on the Company's operations. The Company can provide no assurance that Year 2000 compliance plans will be successfully completed by suppliers and customers on a timely basis, nor has the Company been able to assess the potential impact of noncompliance by any customer or supplier. While the Company is attempting to resolve its Year 2000 issues to the best of its understanding, given the complexity of the issue and the potential costs, the Company cannot provide absolute assurance that this issue will not have any impact on the Company's future cash flows or results of operations. The Company anticipates developing contingency plans as warranted.

     Total balance sheet debt was $72.8 million at the end of the first quarter 1999, a decline of $4.9 million from year-end 1998. In January 1999, the Company amended certain provisions of its revolving credit agreement and master lease agreement including a covenant that limits the amount of outstanding debt to a multiple of earnings before interest, taxes, depreciation and amortization (funded debt to EBITDA ratio).

     Dividends were paid at $0.12 per outstanding share of Common Stock and totaled $2.0 million. There were no stock repurchases during the first quarter 1999.

     Cash balances declined $1.8 million from the year end 1998 levels. The cash flow from operations of $6.0 million was used for capital expenditures, a debt reduction and a dividend payment.

     Funds being generated from operations, plus the available borrowing capacity, are believed to be adequate to support operating requirements, capital expenditures, remediation projects and dividends. Excess cash, if any, is invested in money market or other high quality investments.

     Cash flow from operations was $1.3 million in the first quarter 1998. Accounts receivable increased from the prior year end while inventories were relatively flat. Capital expenditures were $11.6 million in the first quarter 1998. Short-term debt increased $5.8 million during the first quarter 1998. Purchases of Common Stock for Treasury were $0.8 million while dividends paid were $3.9 million, which represented the normal dividend for the fourth quarter 1997 and the first quarter 1998.

PART II OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

  (a) Environmental Proceedings.

     RECENT DEVELOPMENTS RELATING TO PENDING CLAIMS SINCE THE END OF FOURTH QUARTER 1998. There have been no material developments in the matters previously reported in the Company's annual report on Form 10-K for the year ended December 31, 1998 (the "1998 10-K").

  (b) Beryllium Exposure Claims.

     RECENT DEVELOPMENTS RELATING TO PENDING CLAIMS SINCE THE END OF FOURTH QUARTER 1998. As previously reported, including in the 1998 10-K, the Company is currently a defendant in eight product liability cases in which the plaintiffs allege injury resulting from exposure to beryllium and beryllium-containing materials, other than as employees of the Company, and are claiming recovery based on various legal theories. Since December 31, 1998, there have been no material developments in seven of the eight matters. In FACCIO ET AL. V. BRUSH WELLMAN INC. (USDC, ARIZ.), numerous discovery motions, some of which sought sanctions against the Company, had previously been filed. Some, but not all, of these discovery motions have been decided since December 31, 1998; no sanctions were imposed by the court as to those motions.

     As previously reported, including in the 1998 10-K, nine Company employees and their spouses have filed law suits against the Company and certain of its employees in the Superior Court of Pima County, Arizona (the "Arizona Employee Litigation"). The plaintiffs in the Arizona Employee Litigation claim that, during their employment with the Company, they contracted chronic beryllium disease ("CBD") as a result of exposure to beryllium and beryllium-containing products. As previously reported, including in the 1998 10-K, both the Company and the plaintiffs petitioned the Arizona Supreme Court to review various rulings of the appellate court relating to the trial court's disposition of certain summary judgment motions. On February 25, 1999, the Arizona Supreme Court denied the Company's petition for review and granted the plaintiffs' cross-petition. The Company filed a motion to reconsider the denial of its petition for review, which the Supreme Court denied on April 2, 1999. The Supreme Court heard oral argument on plaintiffs' cross-petition on April 16, 1999.

     As previously reported, including in the Company's 1998 10-K, on July 5, 1996, Rudy Gamez, an employee of the Company, also filed a suit in the Superior Court of Pima County, Arizona (the "Gamez Litigation") based upon similar claims and seeking similar relief as the plaintiffs in the Arizona Employee Litigation. At December 31, 1998 there were several pending motions for summary judgment in the Gamez Litigation. Oral argument on these motions took place on January 25, 1999. On March 26, 1999, the Court granted the Company's summary judgment motion on the plaintiffs' breach of contract and bad faith claims and denied the Company's summary judgment motion based on newly discovered evidence. On April 9, 1999, the Court denied the Company's summary judgment motion on the plaintiffs' willful misconduct claims. On April 22, 1999 the Company filed a motion to reconsider the denial of this summary judgment motion.

     CLAIMS INITIATED SINCE THE END OF FOURTH QUARTER 1998. The Company is a defendant in a case filed in the Court of Common Pleas for Cuyahoga County, Ohio in March, 1999, by an employee and his spouse: DAVID NORGARD ET AL. V. BRUSH WELLMAN INC. The same complaint was previously filed in October, 1997, and was voluntarily dismissed by the plaintiffs in June, 1998. The complaint alleges that Norgard, while an employee of the Company, contracted CBD from exposure to beryllium and beryllium-containing materials, and that his wife has lost consortium. Plaintiffs seek recovery for alleged intentional tort by the Company. The Company has filed a motion to dismiss the claims based on the statute of limitations. The Company's motion remains pending.

     As previously reported in the 1998 10-K, a complaint and amended complaint were filed in the United States District Court for the Eastern District of Tennessee by Jerry Lynn Hall and his wife in February, 1999, against the Company and thirteen other defendants. There have been no material developments in this matter since the 1998 10-K.

  (c) Asbestos Exposure Claims.

     RECENT DEVELOPMENTS RELATING TO PENDING CLAIMS SINCE THE END OF FOURTH QUARTER 1998. There have been no material developments in the matters previously reported in the 1998 10-K.

  (d) Other Miscellaneous Pending Claims.

     RECENT DEVELOPMENTS RELATING TO PENDING CLAIMS SINCE THE END OF FOURTH QUARTER 1998. There have been no material developments in the matters previously reported in the 1998 10-K.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits

          Statement re computation of per share earnings (filed as
    (11)  Exhibit 11 to Part I of this report).
          Financial Data Schedule.
    (27)

  (b) Reports on Form 8-K

  There have been no reports on Form 8-K during the quarter ended April 2, 1999.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                          BRUSH WELLMAN INC.
Dated: May 14, 1999
                                          /s/ John D. Grampa

                                          --------------------------------------
                                          John D. Grampa
                                          Vice President, Finance