Form 10-Q
period 1999-07-02
BRUSH WELLMAN INC
filed 1999-08-16
CIK 14957

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

For the quarterly period ended July 2, 1999

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of August 6, 1999 there were 16,322,886 shares of Common Stock, par value $1 per share, outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I   FINANCIAL INFORMATION

                      BRUSH WELLMAN INC. AND SUBSIDIARIES

ITEM 1.   FINANCIAL STATEMENTS

     The consolidated financial statements of Brush Wellman Inc. and its subsidiaries for the quarter ended July 2, 1999 are as follows:

          Consolidated Statements of Income -- Three and six months ended July 2, 1999 and July 3, 1998

          Consolidated Balance Sheets -- July 2, 1999 and December 31, 1998

          Consolidated Statements of Cash Flows -- Six months ended July 2, 1999 and July 3, 1998

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

                                                             SECOND QUARTER ENDED          FIRST HALF ENDED
                                                           -------------------------   -------------------------
                                                             JULY 2,       JULY 3,       JULY 2,       JULY 3,
(DOLLARS IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)     1999          1998          1999          1998
----------------------------------------------------------------------------------------------------------------
Net sales.......................................           $   108,666   $   102,992   $   221,834   $   217,174
  Cost of sales.................................                83,508        85,476       172,577       171,629
                                                           -----------   -----------   -----------   -----------
Gross Margin....................................                25,158        17,516        49,257        45,545
  Selling, administrative and general expenses..                18,120        16,450        35,621        32,783
  Research and development expenses.............                 2,197         1,967         4,016         4,172
  Other-net.....................................                  (420)       17,963            28        18,660
                                                           -----------   -----------   -----------   -----------
Operating Profit................................                 5,261       (18,864)        9,592       (10,070)
  Interest expense..............................                   847           172         1,784           408
                                                           -----------   -----------   -----------   -----------
Income before income taxes......................                 4,414       (19,036)        7,808       (10,478)
  Income taxes..................................                 1,181        (5,952)        2,089        (3,556)
                                                           -----------   -----------   -----------   -----------
Net Income......................................           $     3,233   $   (13,084)  $     5,719   $    (6,922)
                                                           ===========   ===========   ===========   ===========
Per Share of Common Stock: Basic................           $      0.20   $     (0.80)  $      0.35   $     (0.42)
Weighted average number of common shares outstanding...     16,197,328    16,372,170    16,195,533    16,344,844
Per Share of Common Stock: Diluted..............           $      0.20   $     (0.80)  $      0.35   $     (0.42)
Weighted average number of common shares outstanding...     16,269,092    16,372,170    16,252,559    16,344,844
Cash dividends per common share.................           $      0.12   $      0.12   $      0.24   $      0.24

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

                                                              JUL. 2,    DEC. 31,
                   (DOLLARS IN THOUSANDS)                       1999       1998
---------------------------------------------------------------------------------
ASSETS
Current Assets
  Cash and cash equivalents.................................  $  2,595   $  1,938
  Accounts receivable.......................................    72,924     62,181
  Inventories...............................................   109,199    103,108
  Prepaid expenses..........................................     5,808      7,210
  Deferred income taxes.....................................    22,149     20,087
                                                              --------   --------
          Total Current Assets..............................   212,675    194,524
Other Assets................................................    42,808     44,697
Property, Plant and Equipment...............................   410,216    421,467
  Less allowances for depreciation, depletion and
     impairment.............................................   253,751    256,998
                                                              --------   --------
                                                               156,465    164,469
                                                              --------   --------
                                                              $411,948   $403,690
                                                              ========   ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Short-term debt...........................................  $ 34,586   $ 45,587
  Accounts payable..........................................    19,790     15,156
  Other liabilities and accrued items.......................    30,015     26,482
  Dividends payable.........................................     1,959      1,966
  Income taxes..............................................     6,780      4,341
                                                              --------   --------
          Total Current Liabilities.........................    93,130     93,532
Other Long-Term Liabilities.................................     9,905     10,507
Retirement and Post-Employment Benefits.....................    39,631     39,448
Long-Term Debt..............................................    38,105     32,105
Deferred Income Taxes.......................................     8,356      6,287
Shareholders' Equity........................................   222,821    221,811
                                                              --------   --------
                                                              $411,948   $403,690
                                                              ========   ========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

                                                                FIRST HALF ENDED
                                                              --------------------
                                                              JULY 2,     JULY 3,
(DOLLARS IN THOUSANDS)                                          1999        1998
----------------------------------------------------------------------------------
NET INCOME..................................................  $  5,719    $ (6,922)
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED
  FROM OPERATING ACTIVITIES:
  Depreciation, depletion and amortization..................    11,172      11,852
  Amortization of mine development..........................     2,920       1,937
  Impairment of fixed assets and related intangibles........        --      14,273
  Decrease (Increase) in accounts receivable................   (11,735)        (26)
  Decrease (Increase) in inventory..........................    (7,377)     (4,784)
  Decrease (Increase) in prepaid and other current assets...      (844)        246
  Increase (Decrease) in accounts payable and accrued
     expenses...............................................     6,929      (3,754)
  Increase (Decrease) in interest and taxes payable.........     3,034      (6,230)
  Increase (Decrease) in deferred income tax................     2,069       1,130
  Increase (Decrease) in other long-term liabilities........      (239)     (1,790)
  Other -- net..............................................     1,738         708
                                                              --------    --------
     NET CASH PROVIDED FROM OPERATING ACTIVITIES............    13,386       6,640
CASH FLOWS FROM INVESTING ACTIVITIES:
  Payments for purchase of property, plant and equipment....    (5,843)    (20,156)
  Payments for mine development.............................      (219)       (258)
  Proceeds from (Payments for) other investments............        37     (12,070)
                                                              --------    --------
     NET CASH USED IN INVESTING ACTIVITIES..................    (6,025)    (32,484)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of short-term debt.................     1,698      27,236
  Repayment of short-term debt..............................   (10,412)     (1,652)
  Proceeds from issuance of long-term debt..................    13,000          --
  Repayment of long-term debt...............................    (7,000)         --
  Issuance of Common Stock under stock option plans.........        92       3,433
  Purchase of Common Stock for treasury.....................        --      (3,620)
  Payments of dividends.....................................    (3,910)     (5,893)
                                                              --------    --------
     NET CASH PROVIDED FROM (USED IN) FINANCING
      ACTIVITIES............................................    (6,532)     19,504
Effects of Exchange Rate Changes............................      (172)        (83)
                                                              --------    --------
     NET CHANGE IN CASH AND CASH EQUIVALENTS................       657      (6,423)
     CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.......     1,938       7,170
                                                              --------    --------
  CASH AND CASH EQUIVALENTS AT END OF PERIOD................  $  2,595    $    747
                                                              ========    ========

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE A -- ACCOUNTING POLICIES

     In management's opinion, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position as of July 2, 1999 and December 31, 1998 and the results of operations for the three and six month periods ended July 2, 1999 and July 3, 1998.

NOTE B -- SPECIAL CHARGE

     The Company recorded a special charge of $21.8 million pre-tax and $15.6 million after-tax in the second quarter 1998, primarily for write-downs of property, plant and equipment, inventory and goodwill and increases to environmental reserves. Of the $21.8 million charge, $4.9 million was charged to cost of sales and $16.9 million was charged to other-net on the consolidated income statement for the second quarter 1998. The company determined that the carrying values of various assets were impaired based upon current cash flow projections and therefore the assets should be written down to their estimated fair market values.

NOTE C -- INVENTORIES

                                                              JULY 2,     DEC. 31,
                   (DOLLARS IN THOUSANDS)                       1999        1998
----------------------------------------------------------------------------------
Principally average cost:
  Raw materials and supplies................................  $ 19,152    $ 18,708
  In process................................................    72,820      60,919
  Finished..................................................    36,103      42,021
                                                              --------    --------
                                                               128,075     121,648
Excess of average cost over LIFO inventory value............    18,876      18,540
                                                              --------    --------
                                                              $109,199    $103,108
                                                              ========    ========

NOTE D -- COMPREHENSIVE INCOME

     For the second quarter 1999 and 1998, comprehensive income/(loss) amounted to $2,847,847 and ($13,330,601), respectively. Year-to-date 1999 and 1998 comprehensive income/(loss) amounted to $4,732,347 and ($7,568,532), respectively. The difference between net income/(loss) and comprehensive income/(loss) is the cumulative translation adjustment for the periods presented.

NOTE E -- SEGMENT REPORTING

     Selected financial data by business segment as prescribed by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", for the second quarter 1999 and 1998 and for the first six months of 1999 and 1998 are as follows:

                                                    METAL       MICRO-         ALL
                                                   SYSTEMS    ELECTRONICS     OTHER      TOTAL
             (Dollars in thousands)                -------    -----------    -------    --------
SECOND QUARTER 1999
Revenues from external customers.................  $74,815      $31,871      $ 1,980    $108,666
Intersegment revenues............................      112          441           --         553
Segment profit (loss) before interest and
  taxes..........................................    6,410        3,090       (4,239)      5,261

SECOND QUARTER 1998
Revenues from external customers.................   74,814       26,508        1,670     102,992
Intersegment revenues............................      189          200           --         389
Segment profit (loss) before interest and
  taxes..........................................    8,170          260      (27,294)    (18,864)

FIRST SIX MONTHS 1999
Revenues from external customers.................  153,438       64,526        3,870     221,834
Intersegment revenues............................      251          853           --       1,104
Segment profit (loss) before interest and
  taxes..........................................   13,490        4,850       (8,748)      9,592

FIRST SIX MONTHS 1998
Revenues from external customers.................  159,886       53,958        3,330     217,174
Intersegment revenues............................      241          591           --         832
Segment profit (loss) before interest and
  taxes..........................................   21,780         (130)     (31,720)    (10,070)

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS

FORWARD-LOOKING INFORMATION

     Portions of the narrative set forth in this document that are not historical in nature are forward-looking statements. The Company's actual future performance may differ from that contemplated by the forward-looking statements as a result of a variety of factors. These factors include, in addition to those mentioned elsewhere herein, the condition of the markets which the Company serves (especially as impacted by events in particular markets, including telecommunications, computer, automotive electronics and industrial components, or in particular geographic regions), the success of the Company's strategic plans, the timely and successful completion of pending capital expansions and Year 2000 remediation projects, tax rates, exchange rates and the conclusion of pending litigation matters in accordance with the Company's expectation that there will be no materially adverse effects.

RESULTS OF OPERATIONS

     Net sales in the second quarter 1999 were $108.7 million, a 6% increase over the second quarter 1998. Sales for the first half of 1999 were a record $221.8 million, surpassing sales in the first half of 1998 by 2%. Diluted earnings per share (EPS) were $0.20 in the second quarter and $0.35 in the first half of 1999. In the second quarter 1998, the Company recorded a $21.8 million special charge for asset write-downs and the establishment of several reserves. Of the $21.8 million, $4.9 million was recorded against cost of sales and $16.9 million against other-net. Excluding the charge, 1998 diluted EPS were $0.16 in the second quarter and $0.52 in the first half of the year.

     Sales from the Metal Systems Group, which consists of Alloy Products, Engineered Material Systems and Beryllium Products, were $74.8 million in the second quarter 1999 and flat with the second quarter last year. For the first two quarters of the year, Metal Systems Group sales of $153.4 million were $6.5 million lower than the comparable period last year.

     Sales of Alloy strip products, which are sold principally into the telecommunications, automotive electronics and computer markets, increased slightly in the second quarter 1999 over the second quarter 1998. Sales of these products were unchanged for the first half of 1999 from the first half of 1998. Capacity constraints and material flow issues adversely affected the growth of these sales. These conditions have continued into the third quarter of 1999. Implementation of the $117 million Alloy Expansion Program (AEP) in Elmore, Ohio, is nearing completion; however, the production output to date of this equipment has been less than expected. This project includes a new cast shop and strip mill and additional capacity should become available as the new mill becomes fully operational.

     Sales of Alloy bulk products were lower in the current quarter and first half of the year compared to last year. Traditional bulk products typically are copper beryllium alloys in rod, bar, tube and plate forms and demand for these products from the oil and gas, undersea cable system and aerospace markets has been weak thus far in 1999. To augment the sales of traditional bulk products, the Company constructed a new facility in Lorain, Ohio to develop, manufacture and market a new family of non-beryllium containing bulk alloys. The development and introduction of these alloys is behind schedule and sales have been minimal in both 1998 and 1999.

     Engineered Materials System sales continued to grow in 1999 and were 12% higher than the first half of 1998. These products are manufactured and marketed through Technical Materials, Inc., a wholly owned subsidiary, and are used in the telecommunications and automotive markets. The recent investment in expanded precious metal electroplating capabilities contributed to the sales increase.

     Beryllium Product sales declined in the second quarter 1999 from the second quarter 1998. Delays in defense spending and slowdown in aerospace are responsible for the decline.

     Microelectronics Group (MEG) sales were $31.9 million in the second quarter 1999 compared to $26.5 million in the second quarter 1998. For the first half of the year, MEG sales of $64.5 million were 20% higher than the first six months last year.

     The majority of the increase in MEG sales was fueled by Williams Advanced Materials Inc. (WAM), a wholly owned subsidiary that manufactures products for the optical media and decorative and performance film markets. WAM's precious metal vapor deposition targets continued to perform well in the second quarter and for the first half of 1999 compared to 1998. Additionally, WAM's recent expansion into the specialty alloy market, the acquisition of the assets of Pure Tech at the end of the second quarter 1998, as well as demand for WAM's other core products (including frame lid assemblies) combined to increase the current year sales.

     The balance of MEG sales is Ceramic Products, which include beryllia ceramics, direct bond copper and thick film circuits. Ceramic sales were higher in the second quarter 1999 than the second quarter 1998. For the first six months of this year, Ceramic sales are slightly less than last year. The majority of the sales growth in the second quarter was in base beryllia ceramic products.

     International sales of all products were $32.4 million in the second quarter 1999 and $68.0 million for the first six months of 1999. In 1998, international sales were $33.9 million in the second quarter and $70.1 million in the first six months. The yen has been stronger relative to the dollar in 1999 than it was in 1998 and, as a result, the translated value of the Company's yen denominated sales in 1999 was higher than it would have been had the exchange rates remained constant.

     Gross margin was 23.2% of sales in the second quarter 1999 and 22.2% of sales for the first six months of 1999 compared to 1998 results, excluding the special charge, of 21.7% of sales in the quarter and 23.2% of sales for the six months. The increase in the margin percent in the second quarter 1999 over 1998 was due in part to yield and productivity improvements that lowered the manufacturing costs of direct bond copper products at the Newburyport, MA facility, higher margins on WAM products and the continued high level of efficiencies at the Utah beryllium extraction facility. These factors apply to the first six months as well. The currency effect was slightly favorable on the year-to-date margins as well. Offsetting these positive effects on the year-to date margins is an unfavorable mix from lower 1999 sales of typically high-margin alloy bulk products, especially compared to the first quarter of 1998. Fixed rental payments, the majority of which are due to the AEP, were approximately $2.0 million higher in 1999 than 1998 and served to reduce margins in the current year.

     The Company is working on the AEP equipment in order to improve the continuous up-time and increase reliability and productive output. The Company has retained additional outside resources to help resolve operational issues with both the new cast shop and strip mill. The majority of the old strip mill equipment, as well as the old cast shop, is still in service. As a result of the AEP, higher operating costs in terms of lower yields, inefficiencies, training, duplicate manning levels and other start-up expenses are being incurred. These expenses were approximately the same for 1999 as they were in 1998 when the cast shop phase of the project was under-going major start-up activity. These costs have continued into the second half of 1999 and should taper off as the equipment's performance improves and the mill becomes fully operational.

     Gross margin dollars declined $1.1 million in the first six months of 1999 compared to the first six months of 1998 excluding the special charge. Metal Systems' margins declined while MEG's margins increased.

     Selling, administration and general expenses were $18.1 million, or 16.7% of sales, in the second quarter 1999 compared to $16.5 million, or 16.0% of sales, in the second quarter 1998. For the first six months of 1999, these expenses totaled $35.6 million, an increase of $2.8 million over the first six months of 1998. Expenses incurred by Pure Tech, which was acquired in early July 1998, and amortization of the recently implemented enterprise-wide information system were the major causes for the increases in 1999.

     Research and development expenses (R&D) were $2.2 million in the second quarter 1999 and $4.0 million in the first half of the year. In 1998, R&D expenses were $2.0 million in the second quarter and $4.2 million in the first six months of the year. There were no significant changes in the overall level of R&D activities between the two periods. Major projects being pursued in 1999 include the continued development of new alloy systems and the refinement of casting processes and technologies.

     Other-net income was $0.4 million in the second quarter 1999 and an expense of less than $0.1 million for the first two quarters of 1999. Other-net in the second quarter 1998 included $16.9 million of the special charge. Absent the charge, second quarter 1998 Other-net expense was $1.0 million and the June 1998 year-to-date expense was $1.7 million. Other-net includes non-operating items including goodwill, interest income and bad debts. An increase in foreign currency exchange gains is the main cause for the change between periods. Additionally, Other-net income in the second quarter 1999 included a one-time net favorable adjustment to the carrying value of several asset and liability accounts at one of the Company's subsidiaries.

     Operating profit for the MEG of $3.1 million in the quarter and $4.9 million for the first six months of 1999 is a marked improvement over the $0.1 million loss recorded in the first half of last year. Higher volumes, the Pure Tech acquisition and higher margins on certain direct bond copper and WAM products are responsible for the improvement.

     Metal Systems' operating profit declined to $6.4 million in the quarter from $8.2 million in the second quarter last year. For the first six months, operating profit for Metal Systems was $13.5 million in 1999 and $21.8 million in 1998. Lower volume, the AEP rent expense and higher selling, administration and general expenses caused the profit reduction in 1999. Total operating profit, including the results of operations not included in either group and the corporate office, was $5.3 million in the second quarter 1999 compared to $2.9 million in the second quarter 1998, excluding the special charge. Year-to-date operating profit of $9.6 million in 1999 represents an 18% decline from the year-to-date operating profit in 1998 prior to the special charge.

     Interest expense was $0.8 million in the second quarter 1999 compared to $0.2 million in the second quarter 1998. For the first six months, interest expense was $1.8 million in 1999 and $0.4 million in 1998. Lower capitalized interest as a result of reduced capital expenditures in 1999 accounts for approximately $0.7 million of the year-to-date difference. The average outstanding debt was also significantly higher in 1999 than in 1998.

     Income taxes were provided for at a rate of 26.8% of income before income taxes for both the second quarter and first half of 1999. In the first half of 1998, because of the pre-tax loss caused by the special charge, a tax benefit was recorded at an effective rate of 33.9%.

     Diluted EPS were $0.20 for the second quarter and $0.35 for the first half of 1999. For the comparable periods in 1998, diluted EPS were $0.16 and $0.52, respectively, excluding the special charge. When the special charge is included, the loss per share was $0.80 in the second quarter and $0.42 in the first half of 1998.

     The Company is subject to litigation involving claims relating to product liability and other claims relating to alleged beryllium exposure (see "Legal Proceedings"). Management believes that the Company has substantial defenses and intends to vigorously contest such suits. However, the Company's results of operations could be materially affected by unfavorable results in one or more of these cases. Based on information known to the Company and assuming collectibility of insurance on covered claims, management believes the outcome of the Company's pending litigation should not have a material adverse effect upon the consolidated financial position, results of operations or cash flow of the Company.

FINANCIAL POSITION

     Cash flow from operations was $13.4 million for the first six months of 1999. Cash balances increased $0.7 million while total balance sheet debt declined by $5.0 million during the first half of 1999.

     Accounts receivable increased $10.8 million since year-end 1998 as a result of higher sales in the current year and an increase in the average collection period. Inventories climbed by $6.1 million thus far in 1999, as work-in-process inventories were significantly higher, mainly at the Alloy manufacturing operations at the Elmore facility, while finished goods declined.

     Expenditures for property, plant and equipment and for mine development were $6.1 million in the first half of 1999 which is a slower spending rate than the previous five years. In 1999, efforts were being concentrated on finalizing and optimizing the major investments made in recent years rather than on numerous, significant new projects. The major project spending that did occur in the first half of 1999 included an expansion of WAM's specialty alloys manufacturing facility and the final payments for the first phase of the enterprise-wide software implementation. Capital payments for the AEP are now substantially complete. This project was also financed in part by two operating leases totaling approximately $79.7 million. Lease payments for the facility began in December 1997 while the equipment lease payments began in 1999.

     The implementation of the enterprise-wide information system and other recent information system upgrades and replacements at several of the Company's domestic and international subsidiaries are also part of the over-all Year 2000 compliance program. The Company is actively addressing the Year 2000 compliance issue for both information technology and non-information technology equipment (i.e., manufacturing and other support equipment). The Company estimates that the related expense for this activity will be approximately $0.6 million in 1999. Outside consultants have been contracted to help identify and remediate any exposures. The Company is assessing the required remediation of any Year 2000 issues with its computer chip based equipment through a five-step approach of inventory, investigation, remediation, testing and implementation. The Year 2000 compliance effort is substantially completed, but testing and other remediation work will continue through the third quarter. If required modifications and conversions are not made on a timely basis, the Year 2000 issue could have a material adverse effect on the Company's operations. The Company can provide no assurance that Year 2000 compliance plans will be successfully completed by suppliers and customers on a timely basis, nor has the Company been able to assess the potential impact of noncompliance by any customer or supplier. While the Company is attempting to resolve its Year 2000 issues to the best of its understanding, given the complexity of the issue and the potential costs, the Company cannot provide absolute assurance that this issue will not have any impact on the Company's future cash flows or results of operations. The Company anticipates developing contingency plans as warranted.

     Dividends paid in the first half of 1999 were $3.9 million. The Company did not purchase any shares of its outstanding Common Stock in the current year.

     Cash flow from operations was $6.6 million in the first six months of 1998. Inventories increased $4.3 million while accounts receivable was relatively flat. The $21.8 million special charge had no effect on the cash flow from operations for the first half of 1998. Capital expenditures were $20.4 million. In addition, the Company acquired the assets of Pure Tech Inc. for $12.4 million in cash at the end of the second quarter 1998. During the first six months of 1998, the Company purchased 163,500 shares of its Common Stock at a cost of $3.6 million. Cash balances declined by $6.4 million and total balance sheet debt increased $24.7 million in the first half of 1998.

     Funds being generated from operations, plus the available borrowing capacity, are believed adequate to support operating requirements, capital expenditures, remediation projects, dividends and small acquisitions. Excess cash, if any, is invested in money market or other high quality investments.

MARKET RISK DISCLOSURES

     For information on the Company's market risks, refer to page 34 of the annual report to shareholders for the year ended December 31, 1998.

PART II   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

  (a) Environmental Proceedings.

     RECENT DEVELOPMENTS RELATING TO PENDING CLAIMS SINCE THE END OF FIRST QUARTER 1999. As previously reported in the Company's annual report on Form 10-K for the year ended December 31, 1998 (the "1998 10-K"), by letter dated March 6, 1998, the U.S. EPA notified Egbert Corp., a subsidiary of the Company ("Egbert"), that it was a potentially responsible party under the Comprehensive Environmental, Response, Compensation and Liability Act for the remediation of the PCB Treatment Site in Kansas City, Kansas, and Kansas City, Missouri. During the second quarter of 1999, Egbert entered into a settlement agreement with the PRP steering committee settling Egbert's potential liability for remediation of the site for $19,124. There have been no other material developments in the matters previously reported in the 1998 10-K or in the Company's quarterly report on Form 10-Q for the quarter ended April 2, 1999 (the "First Quarter 10-Q").

  (b) Beryllium Exposure Claims.

     RECENT DEVELOPMENTS RELATING TO PENDING CLAIMS SINCE THE END OF FIRST QUARTER 1999. As previously reported, including in the 1998 10-K and the First Quarter 10-Q, the Company is a defendant in eight product liability cases in which the plaintiffs allege injury resulting from exposure to beryllium and beryllium-containing materials, other than as employees of the Company, and are claiming recovery based on various legal theories. In FACCIO ET AL. V. BRUSH WELLMAN INC., the Court requested that the parties submit names of potential discovery masters, which the parties have done. The Court also held a hearing on some pending discovery motions, but has not yet issued a ruling. In BALLINGER ET AL. V. BRUSH WELLMAN INC. et al. the Company filed a motion to compel answers to interrogatories and a request for sanctions. Briefing is not complete on the motion. At a status conference held in July, the Court set a discovery cut-off of July 1, 2000 and appointed a discovery master to hear discovery and disclosure issues. In MORGAN ET AL. V. BRUSH WELLMAN INC. ET AL., FOSTER ET AL.
V. BRUSH WELLMAN INC. ET AL.: and GRANT ET AL. V. BRUSH WELLMAN INC. ET AL., the discovery period for product identification issues expired, but plaintiffs filed a motion to extend the discovery dates. Plaintiffs also filed a motion to compel discovery against the Company and several other defendants. On April 16, 1999, the Court denied the motion to compel and ordered plaintiffs to further discuss discovery issues with the Company's attorneys. Since December 31, 1998, there have been no material developments in the other three matters.

     As previously reported, including in the 1998 10-K and the First Quarter 10-Q, nine Company employees and their spouses have filed law suits against the Company and certain of its employees in the Superior Court of Pima County, Arizona (the "Arizona Employee Litigation"). The plaintiffs in the Arizona Employee Litigation claim that, during their employment with the Company, they contracted chronic beryllium disease ("CBD") as a result of exposure to beryllium and beryllium-containing products. As previously reported, including in the 1998 10-K and the First Quarter 10-Q, both the Company and the plaintiffs petitioned the Arizona Supreme Court to review various rulings of the appellate court relating to the trial court's disposition of certain summary judgment motions. On February 25, 1999, the Arizona Supreme Court denied the Company's petition for review and granted the plaintiffs' cross-petition. The Company filed a motion to reconsider the denial of its petition for review, which the Supreme Court denied on April 2, 1999. The Supreme Court heard oral argument on plaintiffs' cross-petition on April 16, 1999. On July 1, 1999, the Supreme Court issued a decision vacating the court of appeals decision and remanding all of the cases to the trial court for further proceedings.

     As previously reported, including in the Company's 1998 10-K and the First Quarter 10-Q, on July 5, 1996, Rudy Gamez, an employee of the Company, also filed a suit in the Superior Court of Pima County, Arizona (the "Gamez Litigation") based upon similar claims and seeking similar relief as the plaintiffs in the Arizona Employee Litigation. As of December 31, 1998, there were several pending motions for summary judgment in the Gamez Litigation. Oral argument on these motions took place on January 25, 1999. On March 26, 1999, the Court granted the Company's summary judgment motion on the plaintiffs' breach of contract and bad faith claims and denied the Company's summary judgment motion based on newly discovered evidence. On April 9, 1999, the Court denied the Company's summary judgment motion on the plaintiffs' willful misconduct claim. On April 22, 1999 the Company filed a motion to reconsider the denial of this summary judgment motion. On June 29, 1999, the Court upon reconsideration ruled that the Company is entitled to summary judgment with respect to the willful misconduct claim. The plaintiffs have moved for reconsideration both of this ruling, and of the March 26, 1999 ruling that the Company is entitled to summary judgment with respect to the contract and bad faith claims. The plaintiffs' motions remain pending and the Court has not yet entered a final judgment for the Company on any of the claims.

     CLAIMS INITIATED SINCE THE END OF FIRST QUARTER 1999. The Company and a subsidiary are two of several defendants in an action filed in May, 1999, in state court in Los Angeles, California, GABALDON ET AL. V. BOEING ET AL. The venue was subsequently changed to Orange County, California. Mr. Gabaldon's amended complaint alleges that, as result of his exposure to various materials, including beryllium, as a machinist for North American Aviation, he sustained injuries, including an interstitial pulmonary fibrosis. Mr. Gabaldon seeks to recover from all defendants on theories of negligence, strict liability, fraudulent concealment, breach of implied warranties and battery. His wife seeks damages for loss of consortium. Mr. Gabaldon seeks damages for medical expenses and medical monitoring, loss of earnings, risk of future injury, diminished quality of life, loss of years of life, immune system dysfunction, consequential damages, interest and punitive damages of an unspecified amount. Discovery in this action is underway. The Company has been advised that, because Mr. Gabaldon's health is failing, his counsel plans to submit a motion to advance the case on the trial calendar. If this occurs, there may be a trial date in this action as early as January, 2000.

     In June 1999, the Company was served with a complaint filed in the Cuyahoga County Court of Common Pleas by a former employee, Steven Ziegler: ZIEGLER V. BRUSH WELLMAN INC. Mr. Ziegler alleges that he has CBD and asserts claims against the Company for intentional tort, negligent infliction of emotional distress, fraud and a "dual capacity claim" alleging that the Company acted as his physician and was negligent. The complaint seeks compensatory and punitive damages. On July 19, 1999, the Company filed a motion to dismiss the claims for fraud and negligent infliction of emotional distress and an answer to the remaining claims. The Company's motion remains pending.

     In July, 1999, the Company was served with two complaints filed in the same court by two former employees, John McEwen, and his wife: McEwen v. Brush Wellman Inc.; and Timothy Jennison: JENNISON V. BRUSH WELLMAN INC.; Messrs. McEwen and Jennison allege that each has CBD and their complaints assert claims for intentional tort and negligent infliction of emotional distress. Mrs. McEwen claims loss of consortium. The complaints seek compensatory and punitive damages in an unspecified amount. The Company has not yet responded to the complaints.

     Also in July, the Company was served with a complaint in the Superior Court of Pima County, Arizona by an employee: JAMES WHITWHAM ET UX. V. BRUSH WELLMAN INC. Mr. Whitwham alleges that he has CBD from exposures to beryllium that occurred during his employment at the Company's Tucson facility. He asserts claims for willful misconduct, fraud, strict liability, a violation of Arizona Revised Statute 13-2301(D)(4)(t) (engaging in a pattern of unlawful activity), and a claim under the Arizona Constitution relating to his alleged disease, as well as claims for breach of contract and bad faith relating to alleged promises made to him for the payment of wages and benefits. The complaint seeks compensatory and punitive damages, treble damages under the statutory claim, and an order imposing restrictions on the operations of the Company "to ensure that the practices complained of cease and employees are safe from the toxic effects of beryllium."

     In August, the Company was served with a complaint in the Superior Court of Pima County, Arizona by an employee: JUDY SCHLOBOHM V. BRUSH WELLMAN INC. Ms. Schlobohm's complaint alleges the same causes of actions and seeks the same damages as that of Mr. Whitwham's discussed immediately above.

     CLAIMS CONCLUDED SINCE THE END OF FIRST QUARTER 1999. THOMAS MARKHAM ET AL.
V. BRUSH WELLMAN INC. ET AL.: This action has been settled by the Company for a nominal amount and the release was executed on June 25, 1999.

  (c) Asbestos Exposure Claims.

     RECENT DEVELOPMENTS RELATING TO PENDING CLAIMS SINCE THE END OF FIRST QUARTER 1999. Egbert is a co-defendant in eighteen cases making claims for asbestos-induced illnesses allegedly relating to the former operations of Egbert, then known as The S.K. Wellman Corp. Egbert is one of a large number of defendants in each case. The plaintiffs seek compensatory and punitive damages, in most cases of unspecified sums. Each case has been referred for defense pursuant to liability insurance coverage and has been accepted for defense without admission or denial of carrier liability. Two hundred fifty-three similar cases previously reported have been dismissed or disposed of by pretrial judgment, one by jury verdict of no liability and fourteen others by settlement for nominal sums.

     CLAIMS INITIATED SINCE THE END OF FIRST QUARTER 1999. Three of the pending cases described in the preceding paragraph are new cases filed during the second quarter of 1999.

  (d) Other Miscellaneous Pending Claims.

     RECENT DEVELOPMENTS RELATING TO PENDING CLAIMS SINCE THE END OF FIRST QUARTER 1999. As previously reported, including in the 1998 10-K, the Company and Abtrex Industries ("Abtrex") are defendants in a personal injury case filed in the Court of Common Pleas for Cuyahoga County, Ohio, in September, 1998, by three employees of Abtrex and their spouses: JANISSE ET AL. V. BRUSH WELLMAN INC. ET AL. During the second quarter of 1999, Abtrex's worker's compensation insurer initiated a cross claim against the Company. The case is scheduled for trial in May, 2000.

     As previously reported, including in the 1998 10-K, a subsidiary of the Company, Technical Materials, Inc. ("TMI"), and an employee of TMI are defendants in a case filed in the Superior Court of the State of Rhode Island on October 15, 1997; HANDY & HARMAN ELECTRONIC MATERIALS CORPORATION V. TECHNICAL MATERIALS, INC. ET AL. The complaint alleges that TMI tortuously induced the employee to breach his confidentiality obligations to his former employer, the plaintiff, and misappropriated trade secrets of the plaintiff. During the second quarter of 1999, the Court denied the plaintiff's request to preliminarily enjoin TMI from using certain information allegedly obtained by the employee while he was employed with the plaintiff.

     CLAIMS INITIATED SINCE THE END OF FIRST QUARTER 1999. In June, 1999, the Company was served with a complaint in the Court of Common Pleas, Ottawa County, Ohio by an employee of Labor Systems, Inc. (d/b/a Great Lakes Response): JOHN STIPANOVICH ET AL. V. BRUSH WELLMAN INC. ET AL. The plaintiffs allege that the Company negligently failed to remove beryllium chloride and other chemicals from a site located at the Company's Elmore, Ohio facility where the plaintiffs worked. The complaint seeks to recover damages for medical expenses incurred, both present and future, loss of earnings, and the plaintiffs' alleged permanent disability. The Company has answered the complaint and initiated a third party complaint against Great Lakes Response.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  (a) The Company's Annual Meeting of Shareholders for 1999 was held on May 4, 1999.

  (b) At the Annual Meeting, three directors were elected to serve for a term of three years by the following vote:

                                            SHARES VOTED    SHARES VOTED     SHARES VOTED
                                               "FOR"         "AGAINST"       "ABSTAINING"
                                            ------------    ------------    --------------
Albert C. Bersticker......................   14,127,884         -0-             163,236
Dr. Charles F. Brush, III.................   14,126,355         -0-             164,764
David L. Burner...........................   14,125,783         -0-             165,337

      The following directors' continued their term of office after the meeting:
      Gordon D. Harnett, William P. Madar, Robert M. McInnes, David H. Hoag, Joseph P. Keithley, William R. Robertson, and John Sherwin, Jr.

  (c) The selection of Ernst & Young LLP as independent auditors for 1999 was ratified and approved by the following vote:

                                            SHARES VOTED    SHARES VOTED     SHARES VOTED
                                               "FOR"         "AGAINST"       "ABSTAINING"
                                            ------------    ------------    --------------
                                             14,177,176        70,219           43,725

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits

    (11) Statement re computation of per share earnings (filed as Exhibit 11 to Part I of this report).
    (27)  Financial Data Schedule.

  (b) Reports on Form 8-K

  There have been no reports on Form 8-K during the quarter ended July 2, 1999.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                          BRUSH WELLMAN INC.
Dated: August 16, 1999
                                          /s/ John D. Grampa

                                          --------------------------------------
                                          John D. Grampa
                                          Vice President, Finance