Form 10-Q
period 1999-10-01
BRUSH WELLMAN INC
filed 1999-11-15
CIK 14957

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 1999

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

216-486-4200

Registrant’s telephone number, including area code

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [X]  No  [   ]

      As of November 5, 1999 there were 16,328,186 shares of Common Stock, par value $1 per share, outstanding.

PART I FINANCIAL INFORMATION

BRUSH WELLMAN INC. AND SUBSIDIARIES

Item 1.   Financial Statements

       The consolidated financial statements of Brush Wellman Inc. and its subsidiaries for the quarter ended October 1, 1999 are as follows:

Consolidated Statements of Income — Three and nine months ended October 1, 1999 and October 2, 1998

Consolidated Balance Sheets — October 1, 1999 and December 31, 1998

Consolidated Statements of Cash Flows — Nine months ended October 1, 1999 and October 2, 1998

Consolidated Statements of Income

(Unaudited)

	Third Quarter Ended		Nine Months Ended

	October 1,	October 2,	October 1,	October 2,
(Dollars in thousands except share and per share amounts)	1999	1998	1999	1998

Net sales	$113,794	$96,240	$335,628	$313,414

Cost of sales	94,981	76,824	267,557	248,454

Gross Margin	18,813	19,416	68,071	64,960

Selling, administrative and general expenses	17,298	15,422	52,919	48,203

Research and development expenses	2,191	2,185	6,207	6,357

Other-net	259	1,318	287	19,979

Operating Profit	(935)	491	8,658	(9,579)

Interest expense	913	352	2,697	760

Income before income taxes	(1,848)	139	5,961	(10,339)

Income taxes	(1,296)	41	793	(3,515)

Net Income	$(552)	$98	$5,168	$(6,824)

Per Share of Common Stock: Basic	$(0.03)	$0.01	$0.32	$(0.42)

Weighted average number of common shares outstanding	16,200,229	16,197,162	16,197,158	16,295,836

Per Share of Common Stock: Diluted	$(0.03)	$0.01	$0.32	$(0.42)

Weighted average number of common shares outstanding	16,200,229	16,272,126	16,261,878	16,295,836

Cash dividends per common share	$0.12	$0.12	$0.36	$0.36

See notes to consolidated financial statements.

Consolidated Balance Sheets

(Unaudited)

	October 1,	December 31,
(Dollars in thousands)	1999	1998

Assets
Current Assets

Cash and cash equivalents	$5,060	$1,938

Accounts receivable	80,017	62,181

Inventories	110,373	103,108

Prepaid expenses	6,212	7,210

Deferred income taxes	23,632	20,087

Total Current Assets	225,294	194,524

Other Assets	43,296	44,697

Property, Plant and Equipment	416,335	421,467

Less allowances for depreciation, depletion and impairment	260,892	256,998

	155,443	164,469

	$424,033	$403,690

Liabilities and Shareholders’ Equity
Current Liabilities

Short-term debt	$33,216	$45,587

Accounts payable	31,293	15,156

Other liabilities and accrued items	29,455	26,482

Dividends payable	1,959	1,966

Income taxes	6,203	4,341

Total Current Liabilities	102,126	93,532

Other Long-Term Liabilities	9,466	10,507

Retirement and Post-Employment Benefits	39,954	39,448

Long-Term Debt	42,305	32,105

Deferred Income Taxes	9,025	6,287

Shareholders’ Equity	221,157	221,811

	$424,033	$403,690

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

(Unaudited)

	Third Quarter Ended

	October 1,	October 2,
(Dollars in thousands)	1999	1998

Net Income	$5,168	$(6,824)

Adjustments to Reconcile Net Income to Net Cash

Provided From Operating Activities:

Depreciation, depletion and amortization	16,645	17,334

Amortization of mine development	4,408	2,792

Impairment of fixed assets and related intangibles	—	14,273

Decrease (Increase) in accounts receivable	(17,448)	(594)

Decrease (Increase) in inventory	(7,454)	(7,842)

Decrease (Increase) in prepaid and other current assets	(2,665)	(1,735)

Increase (Decrease) in accounts payable and accrued expenses	19,459	(1,727)

Increase (Decrease) in interest and taxes payable	2,251	(1,538)

Increase (Decrease) in deferred income tax	2,738	(3,155)

Increase (Decrease) in other long-term liabilities	(541)	(718)

Other — net	1,027	458

Net Cash Provided From Operating Activities	23,588	10,724

Cash Flows from Investing Activities:

Payments for purchase of property, plant and equipment	(11,556)	(29,267)

Payments for mine development	(261)	(294)

Proceeds from (Payments for) other investments	141	(12,003)

Net Cash Used in Investing Activities	(11,676)	(41,564)

Cash Flows from Financing Activities:

Proceeds from issuance of short-term debt	158	38,254

Repayment of short-term debt	(13,429)	(528)

Proceeds from issuance of long-term debt	17,200	—

Repayment of long-term debt	(7,000)	(800)

Issuance of Common Stock under stock option plans	171	3,433

Purchase of Common Stock for treasury	—	(5,390)

Payments of dividends	(5,854)	(7,837)

Net Cash Provided From (Used in) Financing Activities	(8,754)	27,132

Effects of Exchange Rate Changes	(36)	(48)

Net Change in Cash and Cash Equivalents	3,122	(3,756)

Cash and Cash Equivalents at Beginning of Period	1,938	7,170

Cash and Cash Equivalents at End of Period	$5,060	$3,414

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

(Unaudited)

Note A — Accounting Policies

      In management’s opinion, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position as of October 1, 1999 and December 31, 1998 and the results of operations for the nine months ended October 1, 1999 and October 2, 1998.

Note B — Special Charge

      The Company recorded a special charge of $21.8 million pre-tax and $15.6 million after-tax in the second quarter 1998, and an additional $0.7 million pre-tax and $0.5 million after-tax in the third quarter 1998. The charge was primarily for write-downs of property, plant and equipment, inventory and goodwill and increases to environmental reserves. Of the $22.5 million charge, $5.6 million was charged to cost of sales and $16.9 million was charged to other-net on the consolidated income statement for the second quarter 1998. The Company determined that the carrying values of various assets were impaired based upon current cash flow projections and therefore the assets should be written down to their estimated fair market values.

Note C — Inventories

	October 1,	December 31,
(Dollars in thousands)	1999	1998

Principally average cost:

Raw materials and supplies	$21,087	$18,708

In process	71,999	60,919

Finished	37,009	42,021

	130,095	121,648

Excess of average cost over LIFO inventory value	19,722	18,540

	$110,373	$103,108

Note D — Pension Expense

      The Company revised the expected return on asset assumption used in calculating the annual expense for its various domestic pension plans in accordance with SFAS No. 87, “Employers’ Accounting for Pensions”. The assumed expected rate of return was increased to 10.0% from 9.0% with the impact being accounted for as a change in estimate. The Company believes that this change is a more accurate representation of the expected performance of the plans’ assets. The change resulted in a favorable adjustment of approximately $900,000 to pre-tax income in the third quarter 1999 and is anticipated to result in a favorable adjustment of $300,000 in the fourth quarter 1999. There were no revisions made to the pension plan benefits, eligibility requirements or funding status.

Note E — Income Taxes

      The year-to-date effective tax rate at the end of the third quarter 1999 was reduced to 13.3% of income before income taxes from a second quarter 1999 year-to-date tax rate of 26.8%. In order to affect this change, a tax benefit of 70.1% of the pre-tax loss was provided for in the third quarter. The lower year-to-date tax rate resulted from lower anticipated pre-tax earnings for the year due to the third quarter’s results and the realization of certain tax credits that had not been contemplated in the effective tax rate prior to the third quarter 1999. Other tax credits and adjustments do not fluctuate materially with the level of pre-tax income; therefore, at lower levels of profitability, these credits and adjustments have a larger favorable percentage impact on the effective tax rate.

Note F — Comprehensive Income

      For the third quarter 1999 and 1998, comprehensive income/(loss) amounted to $438,988 and $566,372, respectively. Year-to-date 1999 and 1998 comprehensive income/(loss) amounted to $5,171,335 and ($7,002,160), respectively. The difference between net income/(loss) and comprehensive income/(loss) is the cumulative translation adjustment for the periods presented.

Note G — Segment Reporting

      Selected financial data by business segment as prescribed by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, for the third quarter 1999 and 1998 and for the first nine months of 1999 and 1998 are as follows:

	Metal	Micro-	All
	Systems	Electronics	Other	Total
(Dollars in thousands)
Third Quarter 1999
Revenues from external customers	$75,099	$36,331	$2,364	$113,794

Intersegment revenues	67	287	—	354

Segment profit (loss) before interest and taxes	(740)	2,940	(3,135)	(935)

Third Quarter 1998
Revenues from external customers	68,111	26,170	1,959	96,240

Intersegment revenues	59	284	—	343

Segment profit (loss) before interest and taxes	3,970	1,490	(4,969)	491

First Nine Months 1999
Revenues from external customers	228,537	100,857	6,234	335,628

Intersegment revenues	211	1,145	—	1,356

Segment profit (loss) before interest and taxes	12,740	7,790	(11,872)	8,658

First Nine Months 1998
Revenues from external customers	227,997	80,128	5,289	313,414

Intersegment revenues	216	890	—	1,106

Segment profit (loss) before interest and taxes	25,770	1,340	(36,689)	(9,579)

Item 2.   Management’s Discussion and Analysis

Forward-Looking Information

      Portions of the narrative set forth in this document that are not historical in nature are forward-looking statements. The Company’s actual future performance may differ from that contemplated by the forward-looking statements as a result of a variety of factors. These factors include, in addition to those mentioned elsewhere herein, the condition of the markets which the Company serves (especially as impacted by events in particular markets, including telecommunications, computer, automotive electronics and industrial components, or in particular geographic regions), the success of the Company’s strategic plans, the timely and successful completion of pending capital expansions and Year 2000 remediation projects, tax rates, exchange rates and the conclusion of pending litigation matters in accordance with the Company’s expectation that there will be no materially adverse effects.

Results From Operations

      Third quarter 1999 sales of $113.8 million were an 18% improvement over the third quarter 1998 sales. For the first nine months of the year, sales of $335.6 million represent a 7% increase over 1998 and are a record high. In the third quarter 1999, the Company generated a net loss per share of $0.03, diluted, compared to net income per share of $0.01, diluted, in the third quarter 1998. For the first three quarters of the year, the Company earned $0.32 per share in 1999 and lost $0.42 per share in 1998. In the second and third quarters 1998, the Company recorded a $22.5 million special charge for asset write-downs and the establishment of certain reserves. Absent the special charge, third quarter 1998 earnings would have been $0.03 per share and 1998 year-to-date earnings would have been $0.55 per share.

      Sales from the Metal Systems Group were $75.1 million in the third quarter 1999 compared to $68.1 million in the third quarter 1998. For the first three quarters of 1999, Metal Systems’ sales of $228.5 million are equal to the comparable period last year. Products sold by the Metal Systems Group include alloy strip and bulk, beryllium and engineered material systems.

      Sales of alloy strip products, the largest product group within Metal Systems, increased in the third quarter 1999 over the third quarter of 1998. While the dollar value of the sales was higher, actual pounds shipped declined slightly as the higher sales value is due in large part to favorable exchange rates on international sales. For the first nine months of the year, strip sales are 3% higher in value in 1999 than 1998, while pounds shipped are flat year over year. Alloy strip products are used in a wide variety of applications in the telecommunications, automotive and computer markets.

      While the demand for strip products remains strong, sales and profits continue to be affected by strip mill capacity constraints and higher start-up costs at the Company’s Elmore, Ohio facility. Capacity constraints and cost inefficiencies should be relieved when the Alloy Expansion Project (AEP) becomes more fully operational. The start-up of the AEP has fallen behind schedule. All of the equipment has been installed, but the new cast shop and strip mill have not yet been able to produce the anticipated output on a consistent basis. To accelerate the start-up process, the Company retained the services of additional outside resources and re-directed internal resources in efforts to focus on equipment reliability and productive output. The incremental cost of this effort adversely affected margins in the third quarter 1999 and should continue to affect margins through the fourth quarter 1999 as well.

      Sales of alloy bulk products in the third quarter 1999 were equal to the third quarter 1998, but year-to-date 1998 sales remain 13% behind last year’s pace. Demand from the oil and gas and aerospace markets for traditional alloys has been weak. Sales to the undersea cable communications market, which had been delayed earlier in the year, started to improve in the third quarter. The development and commercialization of alloys for the plastic tooling and aerospace markets by the Company’s Lorain, Ohio facility is taking longer than anticipated.

      Engineered material system products, which are manufactured and sold by the Company’s TMI facility, continued to grow in the current quarter. For the first nine months, sales of these products are up 19% from last year as demand from the automotive market has rebounded, while the demand from the telecommunications market remains strong.

      Sales from the Microelectronic Group (MEG) were $36.3 million in the third quarter 1999, a 39% improvement over the third quarter last year. For the year, MEG sales of $100.9 million are up 26% over the first nine months of 1998. Products sold by the MEG include precious and non-precious metal physical vapor deposition (PVD) targets, specialty alloys, other precious metal products, direct bond copper, beryllia ceramics, copper tungsten and thick film circuits. The continued penetration of sales of PVD targets and other precious metal products into the optical storage media and decorative and performance film markets was responsible for a large portion of this sales growth. The expansion of the manufacturing operations at Williams Advanced Materials, Inc., a Company subsidiary, and the introduction of specialty alloys have helped support this increase in sales. Sales from the Pure Tech facility, which was acquired at the end of the second quarter 1998, were just slightly higher in the third quarter 1999 compared to the third quarter 1998, but were a major contributor to the year-to-date increase. Sales of ceramic products also increased in the quarter and for the year thus far.

      Total international sales of Metal Systems and MEG products were $34.3 million in the third quarter 1999, an improvement of $5.0 million from the third quarter 1998. For the first nine months of the year, international sales were $102.3 million, or 30.5% of total sales, in 1999 compared to $99.5 million, or 31.7% of total sales, in 1998. The majority of these sales are denominated in foreign currencies, predominately yen, deutschmark and sterling.

      Gross margin was $18.8 million, or 16.5% of sales in the third quarter 1999 compared with $19.4 million, or 20.2% of sales in the third quarter 1998. For the first nine months, gross margin was $68.1 million, or 20.3% of sales in 1999 and $65.0 million or 20.7% of sales in 1998. Included in the gross margin for the first three quarters of 1998 was $5.6 million of the special charge. Absent the special charge, the 1998 year-to-date gross margin would have been 22.5% of sales. Sales volumes are higher in 1999, both for the quarter and the year, as compared to last year. However, the majority of the sales increase is in MEG products, which typically generate lower margins than Metal Systems products. Further margin reductions were caused by the additional cost from the AEP, including the inefficiencies and significantly expanded start-up effort in the third quarter, and increased rent and depreciation as a result of the high level of capital investment in recent years. These margin reductions more than offset improvements made in 1999 in various operations, including the reduction of yield losses and manufacturing costs of direct bond copper (DBC) products.

      Selling, administrative and general expenses (SA&G) were $17.3 million (15.2% of sales) in the third quarter 1999 versus $15.4 million (16.0% of sales) in the third quarter 1998. For the first three quarters of the year, these expenses were $52.9 million (15.8% of sales) in 1999 and $48.2 million (15.4% of sales) in 1998. Higher sales volume related expenses, amortization of the recently installed computer software systems and costs from the company-owned life insurance program were the main causes for the increase in the third quarter. These factors applied to the first nine months as well. The acquisition of Pure Tech at the end of the second quarter 1998 contributed to the year-to-date increase in 1999’s expenses, although for the third quarter 1999 these expenses were unchanged from the year ago period.

      Research and development expenses (R&D) were $2.2 million in the third quarter 1999 and unchanged from the third quarter 1998. Third quarter year-to-date R&D expenses of $6.2 million in 1999 were $0.2 million less than the same period last year. There have been no major changes in the over-all strategic thrust for R&D, although various R&D personnel were temporarily assigned to assist with the AEP start-up in the third quarter 1999.

      Other-net expense in the third quarter 1999 was $0.3 million compared to $1.3 million in the third quarter 1998. For the first nine months of the year, the net expense was $0.3 million in 1999 and $20.0 million in 1998. The 1998 expense included $16.9 million of the special charge discussed above. The majority of the decrease in the expense between periods, other than from the special charge, is from an increase in currency exchange gains. The precious metal consignment fee showed an increase late in the third quarter due to an increase in precious metal prices and consignment rates.

      As indicated in the notes to the financial statements, the Company revised the expected rate of return on asset assumption used to calculate the 1999 pension expense in accordance with SFAS 87, “Employers’ Accounting for Pensions”. The rate was increased to 10.0% from 9.0% to more appropriately reflect the expected performance of the pension plans’ assets. The change resulted in a favorable impact of $0.9 million pre-tax in the third quarter 1999. The adjustment was recorded against cost of sales, SA&G expenses and R&D expenses.

      Operating profit/(loss) was $(0.9) million in the third quarter 1999 compared to $0.5 million in the third quarter 1998. For the first nine months of the year, operating profit was $8.7 million in 1999 and $(9.6) million in 1998 (but $12.9 million in 1998 excluding the special charge). Metal Systems’ operating profit/(loss) for the third quarter was $(0.7) million in 1999 and $4.0 million in 1998. For the first nine months, Metal Systems’ operating profit was $12.7 million in 1999 and $25.8 million in 1998. The current year decline in operating profit resulted from the on-going production, start-up and cost issues with the AEP and higher expenses. MEG’s operating profit was $2.9 million in the third quarter and $7.8 million for the nine months year-to-date in 1999, a strong improvement from the $1.5 million and $1.3 million earned in the respective periods in 1999. Increased sales, the Pure Tech acquisition and lower DBC operating costs combined to increase profitability.

      Interest expense was $0.9 million in the third quarter 1999 and $0.4 million in the third quarter 1998. For the first nine months of the year, interest expense was $2.7 million in 1999, an increase of $1.9 million from 1998. These figures are net of interest capitalized in conjunction with spending on capital projects. Capitalized interest was $1.2 million through three quarters of 1998 compared to only $0.1 million in the first three quarters of 1999 as a result of the lower capital spending in 1999. The remaining $0.8 million increase in interest expense for the year was caused by a combination of higher average interest rates and higher average debt levels.

      The year-to-date tax rate at the end of the third quarter 1999 was reduced to 13.3% of income before income taxes from a second quarter 1999 year-to-date rate of 26.8%. The lower year-to-date tax rate resulted from lower anticipated pre-tax earnings for the year due to the third quarter’s results. In addition, the Company identified and realized certain tax credits that had not been contemplated in the effective tax rate prior to the third quarter 1999. Other tax credits and adjustments do not fluctuate materially with the level of pre-tax income; therefore, at lower levels of profitability, these credits and adjustments have a larger favorable percentage impact on the effective tax rate.

      Net Income/(loss) was $(0.6) million in the third quarter 1999 and $5.2 million for the first nine months of 1999. Net income/(loss) for the comparable periods in 1998 was $0.1 million and $(6.8) million, respectively.

      The Company is subject to litigation involving claims relating to product liability and other claims relating to alleged beryllium exposure (see “Legal Proceedings”). Management believes that the Company has substantial defenses and intends to vigorously contest such suits. However, the Company’s results of operations could be materially affected by unfavorable results in one or more of these cases. Based on information known to the Company and assuming collectibility of insurance on covered claims, management believes the outcome of the Company’s pending litigation should not have a material adverse effect upon the consolidated financial position, results of operations or cash flow of the Company.

Financial Position

      Net cash from operations was $23.6 million in the first nine months of 1999 compared to $10.7 million in the first nine months of 1998. Cash balances increased from $1.9 million at December 31, 1998 to $5.1 million at the end of the third quarter 1999. Accounts receivable and inventories both increased during 1999, although the increases were generally offset by changes in other elements of working capital, including accounts payable and other accrued items. A portion of the receivable and inventory increases is due to higher activity (i.e., sales and cost of sales) in the third quarter 1999 as compared to the fourth quarter 1998.

      Capital expenditures for property, plant and equipment and mine development were $11.8 million for the first three quarters of 1999 compared to $29.5 million for the first three quarters of 1998. The spending level in 1999 is lower than in recent years as the construction phase of several large capital projects has reached or is nearing completion. In addition to the AEP, recent major investments have been made to expand the Company’s capabilities to produce precious metal specialty alloy products and copper tungsten products.

      Minor amounts remain to be paid on the capital portion of the AEP. The project was financed in part by two operating leases totaling approximately $79.7 million. Payments under facility lease began in December 1997 while the equipment lease payments started in 1999.

      In 1999, several major information system projects reached completion and were implemented. The implementation of these systems and other recent information system upgrades and replacements at several of the Company’s domestic and international subsidiaries are also part of the over-all Year 2000 compliance program. The Company is actively addressing the Year 2000 compliance issue for both information technology and non-information technology equipment (i.e., manufacturing and other support equipment). The Company estimates that the related expense for this activity will be approximately $0.6 million in 1999. Outside consultants have been contracted to help identify and remediate any exposures. The Company approached the required remediation of any Year 2000 issues with its computer chip based equipment through a five-step approach of inventory, investigation, remediation, testing and implementation. The Year 2000 compliance effort is substantially completed, but testing and other remediation work will continue into the fourth quarter. If required modifications and conversions are not made on a timely basis, the Year 2000 issue could have a material adverse effect on the Company’s operations. The Company can provide no assurance that Year 2000 compliance plans will be successfully completed by suppliers and customers on a timely basis, nor has the Company been able to assess the potential impact of noncompliance by any customer or supplier. The most likely worst case scenario would be that some suppliers are unable to deliver raw materials or that some customers may not order product due to production down time while trying to resolve their system problems. While the Company is attempting to resolve its Year 2000 issues to the best of its understanding, given the complexity of the issue and the potential costs, the Company cannot provide absolute assurance that this issue will not have any impact on the Company’s future cash flows or results of operations. The Company anticipates developing contingency plans as warranted.

      Total balance sheet debt was $75.5 million at the end of the third quarter 1999. While this is a decline of $2.2 million from December 31, 1998, the average outstanding debt in 1999 is higher than the comparable period of 1998. Short-term debt decreased $12.4 million during 1999 while long-term debt increased $10.2 million. In January and September 1999, the Company amended certain portions of its revolving credit agreement and a lease agreement for the AEP including a covenant that limits the outstanding debt to a multiple of earnings before interest, taxes, depreciation and amortization (funded debt to EBITDA ratio).

      Dividends paid were $0.12 per outstanding share for each quarter of 1999 and 1998. Through the first three quarters of 1998, the Company purchased 250,000 shares of Common Stock at a cost of $5.4 million. There were no purchases of Common Stock in the first three quarters of 1999.

      The assets of Pure Tech Inc. were acquired for $12.4 million at the end of the second quarter 1998. The acquisition was accounted for as a purchase.

      Funds being generated from operations, plus the available borrowing capacity, are believed adequate to support operating requirements, capital expenditures, remediation projects and dividends. Excess cash, if any, is invested in money market or other high quality investments.

Market Risk Disclosures

      For information on the Company’s market risks, refer to page 34 of the annual report to shareholders for the year ended December 31, 1998.

PART II OTHER INFORMATION

Item 1.  Legal Proceedings

  (a) Environmental Proceedings.

      Recent Developments Relating to Pending Claims Since the End of Second Quarter 1999. As previously reported, including in the Company’s annual report on Form 10-K for the year ended December 31, 1998 (the “1998 10-K”) or in the Company’s quarterly reports on Form 10-Q for the quarters ended April 2, 1999 and July 2, 1999 (the “First Quarter 10-Q” and the “Second Quarter 10-Q”, respectively), by letter dated October 14, 1998, the U.S. EPA notified the Company that it was a potentially responsible party under the Comprehensive, Environmental, Response, Compensation and Liability Act (“CERCLA”) for the remediation of the Casmalia Resources Hazardous Waste Management Facility (the “Casmalia Disposal Site”) in Santa Barbara, California. The alleged basis for the U.S. EPA’s letter is that the Company was named as a waste generator “on one or more manifests for hazardous wastes sent to Casmalia Disposal Site.” During the third quarter of 1999, the U.S. EPA offered the Company a de minimus settlement to resolve its alleged liability at the Casmalia Disposal Site for $80,466. The Company is reviewing the offer which is open until December 6, 1999.

      Claims Concluded Since the End of Second Quarter 1999. As previously reported, including in the 1998 10-K, the Company received a complaint on July 26, 1994 in Glidden Company et al. v. American Color And Chemical et. al., No. 94-C-3970, filed in the United States District Court for the eastern District of Pennsylvania. The initial plaintiffs in that section were five companies that, pursuant to orders issued by the U.S. EPA under CERCLA, were spending funds to secure, maintain and conduct an investigation of the Berks Landfill in Sinking Springs, Pennsylvania (the “Berks Site”). The plaintiffs are alleged to have disposed of wastes at the Berks Site, which operated from 1950 through October 1, 1986. As a result of six amended complaints, this case now has 14 plaintiffs and approximately 140 defendants, consisting of the former owners or operators of the Berks Site and some of the transporters and/or generators of waste disposed of at the Berks Site. The Company reached a settlement agreement with the plaintiffs in this case on October 14, 1999. In accordance with the agreement, the Company paid $70,000 and the case against the Company will be dismissed.

  (b) Beryllium Exposure Claims.

      (i)  Non-Employee Claims.

      Recent Developments Relating to Pending Claims Since the End of Second Quarter 1999. As previously reported, including in the 1998 10-K, the First Quarter 10-Q and the Second Quarter 10-Q, the Company is a defendant in nine product liability cases in which the plaintiffs allege injury resulting from exposure to beryllium and beryllium-containing materials, other than as employees of the Company, and are claiming recovery based on various legal theories.

      Certain developments in Ballinger et al. v. Brush Wellman Inc. et al.: On August 30, 1999, the plaintiffs in Ballinger filed a motion to amend their complaint. One day later, without permitting any response as required under the applicable rules, the Court granted the motion to amend and noted that the amendment would not extend the current date for the end of discovery (July 1, 2000). The third amended complaint purports to add a count for civil conspiracy. Under this purported theory, the Company is alleged to have conspired with the United States (specifically, the Atomic Energy Commission and its successors including the Department of Energy, the Public Health Service and its successor, the National Institute for Occupational Safety and Health), Coors Ceramics Company, The Beryllium Corporation and its successors Kawecki-Berylco Industries, Cabot Corporation, Cabot Berylco, NGK-Berylco, NCK Metal Corporation, and North American Rockwell Corporation, to conceal the hazards, risks and toxicity of airborne beryllium dust. The motion to amend contained additional alleged conspirators not named in the third amended complaint. The Company has filed a motion to dismiss the conspiracy allegations, or in the alternative, for a more definite statement, and has answered the remaining allegations. On September 7, 1999, the discovery master appointed earlier in the case ruled in favor of the Company on its motion to compel certain discovery responses and discovery has been continuing. On November 1, 1999, the Company filed motions for summary judgement as to two of the plaintiffs, which motions remain pending.

      As previously reported in the Second Quarter 10-Q, in Gabaldon et al. vs. Boeing et al., the Company is a defendant in an action originally filed in state court in Los Angeles, California. Mr. Gabaldon alleges that, as a result of his exposure to various materials including beryllium, as a machinist for North American Aviation, he sustained injuries, including an interstitial pulmonary fibrosis. Mr. Gabaldon seeks to recover from the defendants based on various legal theories. During the third quarter of 1999, this case was removed to federal court; however, a motion to remove is pending.

      Claims Initiated Since the End of Second Quarter 1999. A complaint was filed against the Company in the United States District Court for the Western District of Washington by Craig Hall on October 28, 1999 and was served on the Company on November 1, 1999. In Craig Hall vs. Brush Wellman Inc., Mr. Hall alleges he contracted chronic beryllium disease (“CBD”) from exposure to beryllium and/or beryllium containing products sold by the Company. The claims against the Company include theories of products liability, strict liability and failure to warn. Mr. Hall is suing the Company for compensatory damages in the amount of $5 million and punitive damages in the amount of $10 million.

      (ii)  Employee and Former Employee Claims.

      As previously reported, including in the Company’s 1998 10-K, the First Quarter 10-Q and the Second Quarter 10-Q, a number of the Company’s employees and their spouses have filed law suits against the Company. The plaintiffs in these cases claim that, during their employment with the Company, they contracted CBD as a result of exposure to beryllium and beryllium-containing products.

      Certain developments in Gamez et al. v. Brush Wellman Inc. et al.: On June 29, 1999, the Court upon reconsideration ruled that the Company was entitled to summary judgement with respect to the plaintiff’s willful misconduct claim. The plaintiffs subsequently moved for reconsideration both of this ruling, and of a March 26, 1999 ruling that the Company is entitled to summary judgement with respect to the plaintiff’s contract and bad faith claims. On September 10, 1999, the Court ruled in favor of the Company on both the plaintiff’s motions for reconsideration. This ruling is a final ruling in favor of the Company. The Company subsequently filed a motion for costs which the plaintiffs have opposed. The plaintiffs filed a notice of appeal on October 12, 1999.

      As previously reported in the First Quarter 10-Q, the Company is a defendant in David Norgard et al. v. Brush Wellman Inc., a case filed in the Court of Common Pleas for Cuyahoga County, Ohio in March, 1999, by an employee and his spouse. The complaint alleges that Norgard, while an employee of the Company, contracted CBD from exposure to beryllium and beryllium-containing materials, and that his wife has lost consortium. Plaintiffs seek recovery for alleged intentional tort by the Company. On August 13, 1999, the court denied the Company’s motion to dismiss based on the statute of limitations. The Company answered the complaint on August 27, 1999. On September 14, 1999, plaintiffs filed a motion for leave to amend their complaint to add claims for breach of contract and failure to accommodate a handicap in violation of Ohio Revised Code section 4112.02. The Company opposed the motion, which remains pending.

      As previously reported in the Second Quarter 10-Q, in Ziegler v. Brush Wellman Inc., Mr. Ziegler, a former employee of the Company, alleges that he has CBD and asserts claims against the Company for intentional tort, negligent infliction of emotional distress, fraud and a “dual capacity claim” alleging that the Company acted as his physician and was negligent. The complaint seeks compensatory and punitive damages. On July 19, 1999, the Company filed a motion to dismiss the plaintiff’s claims for fraud and negligent infliction of emotional distress. The Company’s motion was granted on August 24, 1999.

      As previously reported in the Second Quarter 10-Q, in McEwen v. Brush Wellman Inc. and Jennison v. Brush Wellman Inc., Messrs. McEwen and Jennison, both former employees of the Company, allege that each has CBD and their complaints assert claims for intentional tort and negligent infliction of emotional distress. Mr. McEwen’s wife also claims loss of consortium. The complaints seek compensatory and punitive damages in an unspecified amount. On August 25, 1999, in the McEwen case, the Company filed a motion to dismiss plaintiff’s claim for negligent infliction of emotional distress. This motion was denied on September 9, 1999. On August 26, 1999, in the Jennison case, the Company filed a motion to dismiss the plaintiff’s claim for negligent infliction of emotional distress. This motion remains pending.

  (c) Asbestos Exposure Claims.

      Recent Developments Relating to Pending Claims Since the End of Second Quarter 1999. The Company’s subsidiary Egbert Corp. (“Egbert”) is a co-defendant in twelve cases making claims for asbestos-induced illnesses allegedly relating to the former operations of Egbert, then known as The S.K. Wellman Corp. Egbert is one of a large number of defendants in each case. Two hundred fifty-eight similar cases previously reported have been dismissed or disposed of by pretrial judgement, one by jury verdict of no liability and fourteen others by settlement for nominal sums.

Item 6.  Exhibits and Reports on Form 8-K

  (a) Exhibits

(11)	Statement re computation of per share earnings (filed as Exhibit 11 to Part I of this report).

      (27)  Financial Data Schedule.

  (b) Reports on Form 8-K

      There have been no reports on Form 8-K during the quarter ended October 1, 1999.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRUSH WELLMAN INC.

Dated: November 15, 1999

/s/ John D. Grampa

John D. Grampa
Vice President Finance
and Chief Financial Officer