Form 10-K405
period 1999-12-31
BRUSH WELLMAN INC
filed 2000-03-29
CIK 14957

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from             to
                                     -----------   ------------

                         Commission file number 1-7006
                               BRUSH WELLMAN INC.
               (Exact name of Registrant as specified in charter)

                    OHIO                                            34-0119320
      (State or other jurisdiction of                            (I.R.S. Employer
       incorporation or organization)                          Identification No.)

  17876 ST. CLAIR AVENUE, CLEVELAND, OHIO                             44110
  (Address of principal executive offices)                          (Zip Code)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE  216-486-4200

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

        TITLE OF EACH CLASS           NAME OF EACH EXCHANGE ON WHICH REGISTERED
        -------------------           -----------------------------------------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of Common Stock, par value $1 per share, held by non-affiliates of the registrant (based upon the closing sale price on the New York Stock Exchange) on March 6, 2000 was approximately $251,656,185.

     As of March 6, 2000, there were 16,332,758 shares of Common Stock, par value $1 per share, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the proxy statement for the annual meeting of shareholders to be held on May 2, 2000 are incorporated by reference into Part III.

                               BRUSH WELLMAN INC.

                            FORM 10-K ANNUAL REPORT
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                               TABLE OF CONTENTS

 ITEM NO.                                                                  PAGE NO.
 --------                                                                  --------
  PART I
    1.       Business....................................................       1
    2.       Properties..................................................       3
    3.       Legal Proceedings...........................................       5
    4.       Submission of Matters to a Vote of Security Holders.........       7
   4A.       Executive Officers of the Registrant........................       7

     PART II
    5.       Market for the Registrant's Common Stock and Related
             Security Holder Matters.....................................       9
    6.       Selected Financial Data.....................................       9
    7.       Management's Discussion and Analysis of Financial Condition
             and Results of Operations...................................       9
   7A.       Quantitative and Qualitative Disclosure about Market Risk...      19
    8.       Financial Statements and Supplementary Data.................      20
    9.       Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure....................................      20

     PART III
             Part III information will appear in the Registrant's Proxy
             Statement in connection with its 2000 Annual Meeting of
             Shareholders. Such Proxy Statement will be filed with the
             Securities and Exchange Commission pursuant to Regulation
             14A and such information will be incorporated herein by
             reference as of the date of such filing.....................      21

     PART IV
   14.       Exhibits, Financial Statement Schedules, and Reports on Form
             8-K.........................................................      22

SIGNATURES   ............................................................      27

SCHEDULES
             II Valuation and Qualifying Accounts........................      28
             Consolidated Financial Statements...........................     F-1
             Selected Financial Data.....................................    F-27

                                     PART I

     Portions of the narrative set forth in this document that are not historical in nature are forward-looking statements. Brush Wellman Inc.'s (the "Company") actual future performance may differ from that contemplated by the forward-looking statements as a result of a variety of factors. These factors include, in addition to those mentioned elsewhere herein, the condition of the markets which the Company serves (especially as impacted by events in particular markets including telecommunications, automotive, and computer, or in particular geographic regions, such as Asia), the success of the Company's strategic plans, the timely and successful completion of pending capital expansions, and the outcome of pending litigation matters.

ITEM 1.  BUSINESS

     Brush Wellman Inc. is a leading international producer and supplier of high-performance engineered materials and is the only fully-integrated producer of beryllium, beryllium-containing alloys and beryllia ceramic in the world. In addition the Company produces Engineered Material Systems and precious metal and specialty alloy products. As of December 31, 1999 the Company had 2,257 employees.

     The Company operates two primary business groups, the Metal Systems Group and the Microelectronics Group. Corporate and certain unallocated costs, non-operating items of other income and expense, and the revenues and related costs from one manufacturing facility are included in All Other. As of December 31, 1999 the All Other group had 193 employees.

METAL SYSTEMS GROUP

     The Metals Systems Group is comprised of Alloy Products (primarily copper beryllium), Beryllium Products and Engineered Materials Systems (produced by the Company's wholly-owned subsidiary, Technical Materials, Inc. (TMI)). In 1999, 67% of the Company's sales were from this segment (72% in 1998 and 70% in 1997). As of December 31, 1999 the Metal Systems Group had 1,544 employees.

     Alloy Products are metallurgically tailored to meet specific customer performance requirements. Copper beryllium alloys exhibit high electrical and thermal conductivities, high strength and hardness, good formability and excellent resistance to corrosion wear and fatigue. These alloys, sold in strip and bulk form, are ideal choices for demanding applications in computers, telecommunications, automotive electronics, aerospace, oil exploration, undersea fiber optic cables, and plastic mold tooling.

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

METAL SYSTEMS GROUP -- SALES AND BACKLOG

     The backlog of unshipped orders as of December 31, 1999, 1998 and 1997 was $91,844,000, $81,199,000 and $78,662,000, respectively. Backlog is generally represented by purchase orders that may be terminated under certain conditions. The Company expects that, based on recent experience, substantially all of its backlog of orders for this segment at December 31, 1999 will be filled during 2000.

     Sales are made to approximately 3,600 customers. Government sales, principally subcontracts, accounted for about 2.0% of Metal Systems Group sales in 1999 as compared to 2.4% in 1998 and 1.6% in 1997. Sales outside the United States, principally to Western Europe, Canada and Asia, accounted for approximately 34% of Metal Systems Group sales in 1999, 35% in 1998 and 34% in 1997. Other segment reporting and geographic information is set forth in Note N to the Consolidated Financial Statements and in Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations."

METAL SYSTEMS GROUP -- RESEARCH AND DEVELOPMENT

     Active research and development programs seek new product compositions and designs as well as process innovations. Expenditures for research and development amounted to $6,799,000 in 1999, $6,628,000 in 1998 and $5,531,000 in
1997. A staff of 41 scientists, engineers and technicians was employed in this effort during 1999. Some research and development projects were externally sponsored. Expenditures related to those externally sponsored projects were not material in 1999, 1998 and 1997 and are excluded from the above totals.

MICROELECTRONICS GROUP

     The Microelectronics Group is comprised of Williams Advanced Materials Inc.
(WAM), a wholly-owned subsidiary of the Company, and Electronic Products (formerly Ceramics). In 1999, 31% of the Company's sales were from this segment (26% in 1998 and 29% in 1997). As of December 31, 1999 the Microelectronics Group had 520 employees.

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

     Electronic Products manufactures beryllia ceramics, powder metallurgy, thick film metalization and component assemblies. These products are used in wireless communications, automotive, medical and aerospace applications. CBL Ltd. is a competitor in beryllia ceramic. Other competitive materials include alumina, aluminum nitride and composites.

MICROELECTRONICS GROUP -- SALES AND BACKLOG

     The backlog of unshipped orders as of December 31, 1999, 1998 and 1997 was $20,283,000, $11,606,000 and $15,292,000, respectively. Backlog is generally represented by purchase orders that may be terminated under certain conditions. The Company expects that, based on recent experience, substantially all of its backlog of orders for this segment at December 31, 1999 will be filled during 2000.

     Sales are made to approximately 1,300 customers. Government sales, principally subcontracts, accounted for less than 0.1% of Microelectronics Group sales in 1999, 1998 and 1997. Sales outside the United States, principally to Western Europe, Canada and Asia, accounted for approximately 23% of Microelectronics Group sales in 1999, 25% in 1998 and 32% in 1997. Other segment reporting and geographic information is set forth in Note N to the Consolidated Financial Statements and in Item
7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations."

MICROELECTRONICS GROUP -- RESEARCH AND DEVELOPMENT

     Active research and development programs seek new product compositions and designs as well as process innovations. Expenditures for research and development amounted to $1,707,000 in 1999, $2,037,000 in 1998 and $2,176,000 in
1997. A staff of 14 scientists, engineers and technicians was employed in this effort during 1999.

GENERAL

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

REGULATORY MATTERS

     The Company is subject to a variety of laws including those which regulate the use, handling, treatment, storage, discharge and disposal of substances and hazardous wastes used or generated in the Company's manufacturing processes. The inhalation of airborne beryllium particulate may present a health hazard to certain individuals. For decades the Company has operated its beryllium facilities under stringent standards of inplant and outplant discharge. These standards, which were first established by the Atomic Energy Commission over forty years ago, were, in general, substantially adopted by the United States Environmental Protection Agency (the "U.S. EPA") and the Occupational Safety and Health Administration ("OSHA"). The Government has continued to review these standards, and governmental agencies continue to debate their adequacy. The Department of Energy has proposed chronic beryllium disease preventive regulations for occupational exposure to beryllium at Department of Energy facilities. The Company continues to be the subject of media coverage concerning the beryllium industry and chronic beryllium disease. These reports, and others similar to them, may exacerbate the regulatory and litigation environment in which the Company operates.

ITEM 2.  PROPERTIES

     The material properties of the Company, all of which are owned in fee except as otherwise indicated, are as follows:

MANUFACTURING FACILITIES

     BREWSTER, NEW YORK -- A 35,000 square foot facility on a 6.0 acre site for manufacturing services relating to non-precious metals.

     BUFFALO, NEW YORK -- A complex of approximately 97,000 square feet on a 3.8 acre site providing facilities for manufacturing, refining and laboratory services relating to high purity precious metals.

     DELTA, UTAH -- An ore extraction plant consisting of 86,000 square feet of buildings and large outdoor facilities situated on a two square mile site. This plant extracts beryllium from bertrandite ore from the Company's mines as well as from imported beryl ore.

     ELMORE, OHIO -- A complex containing approximately 856,000 square feet of building space on a 439 acre plant site. This facility employs diverse chemical, metallurgical and metalworking processes in the production of beryllium, beryllium oxide, beryllium alloys and related products. Beryllium ore concentrate from the Delta, Utah plant is used in all beryllium-containing products.

     FREMONT, CALIFORNIA -- A 16,800 square foot leased facility for the fabrication of precision electron beam welded, brazed and diffusion bonded beryllium structures.

     JUAB COUNTY, UTAH -- The Company holds extensive mineral rights in Juab County, Utah from which the beryllium bearing ore, bertrandite, is mined by the open pit method. A substantial portion of these rights is held under lease. Ore reserve data is set forth on page 18.

     LINCOLN, RHODE ISLAND -- A manufacturing facility consisting of 124,000 square feet located on seven and one-half acres. This facility produces reel-to-reel strip metal products which combine precious and non-precious metals in continuous strip form and related metal systems products.

     LORAIN, OHIO -- A manufacturing facility consisting of 55,000 square feet located on 15 acres. This facility produces metal alloys in electronic induction furnaces which are continually cast into bar stock and heat treated.

     NEWBURYPORT, MASSACHUSETTS -- A 30,000 square foot manufacturing facility on a four acre site that produces alumina, beryllia ceramic and direct bond copper products.

     OCEANSIDE, CALIFORNIA -- A 12,000 square foot leased facility on .75 acres of leased land. Over two-thirds of the facility is comprised of clean rooms which meet the Mil. Stds. 209D requirements, for the production of thick-film circuits and other complex circuits.

     SHOEMAKERSVILLE (READING), PENNSYLVANIA -- A 123,000 square foot plant on a ten acre site that produces thin precision strips of beryllium copper and other alloys and beryllium copper rod and wire.

     TUCSON, ARIZONA -- A 63,000 square foot plant on a ten acre site for the manufacture of beryllia ceramic parts from beryllium oxide powder supplied by the Elmore, Ohio facility and for the manufacture of metal matrix composites.

     WHEATFIELD, NEW YORK -- A 29,000 square foot facility on a 10.2 acre site for manufacturing services relating to braze material and specialty alloys.

RESEARCH FACILITIES AND ADMINISTRATIVE OFFICES

     CLEVELAND, OHIO -- A structure containing 110,000 square feet on an 18 acre site housing corporate and administrative offices, data processing and research and development facilities.

SERVICE AND DISTRIBUTION CENTERS

     ELMHURST, ILLINOIS -- A 28,500 square foot leased facility principally for distribution of beryllium alloys.

     FAIRFIELD, NEW JERSEY -- A 24,500 square foot leased facility principally for distribution of beryllium alloys.

     FUKAYA, JAPAN -- A 35,500 square foot facility on 1.8 acres of land in Saitama Prefecture principally for distribution of beryllium alloys.

     SINGAPORE -- A 4,500 square foot leased facility for the assembly and sale of precious metal hermetic sealing lids.

     STUTTGART, WEST GERMANY -- A 24,750 square foot leased facility principally for distribution of beryllium alloys.

     THEALE (READING), ENGLAND -- A 19,700 square foot leased facility principally for distribution of beryllium alloys.

     TORRANCE, CALIFORNIA -- A 20,000 square foot leased facility principally for distribution of beryllium alloys.

     WARREN, MICHIGAN -- A 34,500 square foot leased facility principally for distribution of beryllium alloys.

     Production capacity, except in the case of Alloy Products, is believed to be adequate to fill the Company's backlog of orders and to meet the current level of demand. In May 1996, the Board of Directors approved a plan for a major expansion and upgrading of alloy casting and strip capabilities involving the investment of $117 million at the Company's Elmore, Ohio facility. The goal of this investment is to increase strip production capacity, reduce production costs, improve quality, reduce delivery lead times, and improve working capital utilization. The plant became fully operational during 1999, but was unable to produce the desired output on a consistent and reliable basis. During the third quarter of 1999 the Company retained the services of approximately 50 outside engineers and skilled trades to focus on the alloy expansion equipment reliability issues. Except for one minor task, this project has been successfully completed. The Company anticipates that output should improve in 2000.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is subject, from time to time, to a variety of civil and administrative proceedings arising out of its normal operations, including, without limitation, product liability claims, health, safety and environmental claims and employment-related actions. Among such proceedings are the cases described below.

CBD CLAIMS

     There are claims pending in various state and federal courts against the Company by employees, former employees or surviving spouses and third party individuals alleging that they contracted chronic beryllium disease ("CBD") or related ailments as a result of exposure to beryllium. Plaintiffs in CBD cases seek recovery under theories of intentional tort and various other legal theories and seek compensatory and punitive damages, in many cases of an unspecified sum. Spouses, if any, claim loss of consortium.

     During 1999, the number of CBD cases grew from 19 (involving 95 plaintiffs), as of December 31, 1998, to 37 cases (involving 119 plaintiffs), as of December 31, 1999. During 1999, an aggregate of two cases involving four plaintiffs were settled. The Company received favorable summary judgments in two cases, which have been appealed by the plaintiffs. No other CBD cases were dismissed in 1999.

     As of December 31, 1999, the Company had an aggregate of 23 "employee cases" involving an aggregate of 23 employees, former employees or surviving spouses (in 14 of these cases, a spouse has also filed claims as part of their spouse's case). The other 14 cases involve third party individual plaintiffs, with 49 individuals (and 33 spouses who have filed claims as part of their spouse's case). Employee cases, in which plaintiffs have a high burden of proof, have historically involved relatively small losses to the Company. Third party plaintiffs (typically employees of our customers) face a lower burden of proof than do our employees, but these cases are generally covered by insurance.

     From January 1, 2000 through March 23, 2000, eight additional CBD claims were filed against the Company. Of these, four claims (eight plaintiffs) were employee cases and three cases (ten plaintiffs) were filed by third party non-employee plaintiffs. In general, each asserts the same types of claims and seek the same damages under the same theories as discussed above for the year ended 1999.

     In addition, on February 14, 2000, seven plaintiffs filed a purported class action lawsuit against the Company in the Court of Common Pleas, Cuyahoga County, Ohio, claiming that they were exposed to hazardous levels of airborne beryllium while working in the Company's Elmore facility as tradesmen employed by independent contractors. Plaintiffs purport to sue on behalf of a class of all workers who were members of unions comprising the Northwestern Ohio Building and Construction Trades Council and who worked in the Elmore plant from 1953 to December 31, 1999. They assert claims for negligence, strict liability, statutory product liability, "ultrahazardous activities" and punitive damages, and seek establishment of a fund for medical surveillance and screening. The Company has filed a motion to dismiss the class action, which is pending.

     The Company has settled the following previously reported lawsuits:

     - State Compensation Fund v. Brush Wellman Inc. The Fund's declaratory judgment action was dismissed with prejudice following the Company's agreement not to seek defense or indemnity from the Fund for the claims made in some CBD cases. Because these claims relate to employees, for whom the burden of proof is high, the absence of defense or indemnity is not expected to have a material impact on the Company's liability for CBD claims.

     - Wallace et al. v. Brush Wellman et al. This action was settled in 1998 and settlement funds paid in early 1999 ended this action. The settlement was fully insured.

     - Thomas Markham et al. v. Brush Wellman Inc. et al. This action has been settled by the Company for $25,000, and the release was executed on June 25, 1999.

     - Corvino et ux. v. Cabot Corp. et al. The action was settled and dismissed during 1999. The settlement was fully insured.

ENVIRONMENTAL CLAIMS

     The Company was identified as one of the Potentially Responsible Persons (the "PRPs") under the Comprehensive, Environmental, Response, Compensation and Liability Act ("CERCLA") at the Spectron Superfund Site in Elkton, Maryland. The Company reached a settlement with the U.S. Environmental Protection Agency (the "U.S. EPA") resolving the Company's liability under the Administrative Orders by Consent dated August 21, 1989 and October 1, 1991. The cost of compliance with the terms of these Orders is approximately $8,480,000, of which the Company's proportionate share is $20,461. On September 29, 1995, the U.S. EPA sent a "Special Notice for Negotiations for Remedial Investigation/Feasibility Study" to approximately 700 PRPs, including the Company. The U.S. EPA estimates that the final remedy for the Elkton Site will cost in the aggregate approximately $45 million. In October 1995, the terms of several proposed de minimis settlement/buyout options designed to resolve all remaining liability with respect to the Elkton Site were circulated among a group of PRPs, including the Company. The Company indicated its willingness to pursue resolution of its liability through a de minimis settlement/buyout. No litigation has been initiated by the U.S. EPA with respect to this matter. In 1998, the Company received information from the group of PRPs negotiating the terms of the de minimis settlement with the U.S. EPA that the U.S. EPA is in the process of reviewing the allocation information underpinning the terms of the proposed settlement. Originally, the U.S. EPA expected to complete its review in a relatively short amount of time and consummate the settlement before the 1998 year end. The Company, however, has received no new information concerning when the U.S. EPA expects to complete its review and finalize the settlement.

     The Company has settled the following previously reported environmental proceedings:

     - In the previously reported case of Glidden Company et al. v. American Color and Chemical et al., the Company reached a settlement agreement with the plaintiffs in October 1999, in which the Company has agreed to pay $70,000.

     - In the previously reported case of United States of America v. Berks Associates Inc. et al. v. Aamco Transmissions et al., the Company participated in a court-ordered settlement proceeding, which resulted in a de minimis settlement payment by the Company of approximately $15,000.

     - In the previously reported claim by the U.S. EPA notifying Egbert Corp., a subsidiary of the Company ("Egbert"), that it was a PRP under CERCLA for the PCB Treatment Site in Kansas City, Kansas and Kansas City, Missouri, the Company has entered into a settlement, for approximately $19,000, with the PRP group responsible for remedying this site, which has covenanted not to sue the Company and to indemnify the Company for certain covered matters.

     - In the previously reported claim by the U.S. EPA notifying the Company that it was a PRP under CERCLA for the remediation of the Casmalia Resources Hazardous Waste Management Facility, the Company has entered into a settlement with the U.S. EPA for approximately $80,000.

OTHER CLAIMS

     The Company's Egbert subsidiary has been named as a defendant in a number of lawsuits alleging asbestos-induced illness, arising out of the conduct of a friction materials business whose operating assets Egbert sold in 1986. In each of the pending cases, Egbert is one of a large number of defendants named in the respective complaints. Egbert is a party to an agreement with the predecessor owner of its operating assets, Pneumo Abex Corporation (formerly Abex Corporation), and five insurers, regarding the handling of these cases. Under the agreement, the insurers share some expenses of defense, and Egbert, Pneumo Abex Corporation and the insurers share payment of settlements and/or judgments. In each of the pending cases, both expenses of defense and payment of settlements and/or judgments are subject to a limited, separate reimbursement agreement under which a successor owner of the business is obligated. A number of cases of this type have been disposed of to date, some by voluntary dismissal, others by summary judgment, one by jury verdict of no liability, and still others upon payment of nominal amounts in settlement. There are at present 12 cases pending.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table provides information as to the executive officers of the Company.

        NAME          AGE                      POSITIONS AND OFFICES
--------------------  ---    ---------------------------------------------------------
Gordon D. Harnett      57    Chairman of the Board, President, Chief Executive Officer
                             and Director
Michael D. Anderson    48    Vice President, Beryllium Products
Brian J. Derry         54    Vice President, Operations
Stephen Freeman        53    President, Brush Wellman International
Jordan P. Frazier      42    President, Electronic Products
John D. Grampa         52    Vice President Finance and Chief Financial Officer
Michael C. Hasychak    46    Vice President, Treasurer and Secretary
Alfonso T. Lubrano     50    President, Technical Materials, Inc.
John J. Paschall       62    President, Williams Advanced Materials Inc.
Andrew J. Sandor       60    Vice President, Alloy Technology
William R. Seelbach    51    President, Alloy Products
Daniel A. Skoch        50    Vice President, Administration and Human Resources

     MR. HARNETT was elected Chairman of the Board, President, Chief Executive Officer and Director of the Company effective January, 1991. He had served as a Senior Vice President of The B.F. Goodrich Company from November, 1988.

     MR. ANDERSON was elected Vice President, Beryllium Products effective March, 1996. He had served as Director of Sales and Marketing -- Beryllium Products since November, 1994, Director of Marketing -- Ceramics since February, 1994 and Director of Marketing since April, 1989.

     MR. DERRY was elected Vice President, Operations in May, 1997. Prior to that time, he served as Director of Global Manufacturing for Ethyl Corporation.

     MR. FRAZIER was elected President, Electronic Products in November, 1999. He had served as General Manager, Ceramic Products since December, 1997. He had served as Director, Ceramic Operations since September, 1996. He had served as Director of Sales and Marketing -- Ceramic Products since February, 1996. Prior to that time, he had served as Plant Manager of the Tucson manufacturing facility from 1992.

     MR. FREEMAN was elected President, Brush Wellman International in November, 1999. He had served as Vice President, Alloy Products since February, 1995. He had served as Vice President of Sales and Marketing since August, 1993. He had served as Vice President of Sales and Marketing -- Alloy Products since July, 1992. Prior to that time, he had served as Management Consultant for Adastra, Inc.

     MR. GRAMPA was elected Vice President Finance and Chief Financial Officer in November, 1999. He had served as Vice President Finance since October, 1998. He had served as Vice President, Finance for the worldwide Materials Business of Avery Dennison Corporation since March, 1994 and prior to that time he held other various financial positions at Avery Dennison Corporation from 1984.

     MR. HASYCHAK was elected Vice President, Treasurer and Secretary in November, 1999. He had served as Treasurer and Secretary since May, 1994. Prior to that time, he served as Treasurer and Assistant Secretary from 1990 and as Assistant Treasurer from 1988.

     MR. LUBRANO was elected President, Technical Materials, Inc. effective April, 1995 and Vice President and General Manager effective March, 1992. Prior to that time, he served as Vice President and Business Director of Engelhard Corporation from 1987.

     MR. PASCHALL was elected President, Williams Advanced Materials Inc. effective November, 1991. He had served as Vice President,
Operations -- Williams Advanced Materials Inc. since April, 1989.

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

     MR. SKOCH was elected Vice President, Administration and Human Resources effective March, 1996. He had served as Vice President, Human Resources since July, 1991. Prior to that time, he was Corporate Director -- Personnel.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

     The Company's Common Stock is traded on the New York Stock Exchange. As of March 6, 2000 there were 2,299 shareholders of record. Information as to stock price and dividends declared is set forth in Note O to the Consolidated Financial Statements. The Company's ability to pay dividends is generally unrestricted, except that it is obligated to maintain a specified level of tangible net worth pursuant to an existing credit facility and a lease agreement.

ITEM 6.  SELECTED FINANCIAL DATA

     Selected Financial Data is set forth on page F-27.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

                                                             1999         1998         1997
                                                           ---------    ---------    ---------
                                                            (MILLIONS, EXCEPT FOR SHARE DATA)
Sales....................................................   $455.7       $409.9       $433.8
Operating Profit (loss)..................................     10.6        (10.3)        36.0
Diluted E.P.S. ..........................................   $ 0.40       $(0.44)      $ 1.56

     Net sales in 1999 of $455.7 million were a record high and surpassed 1998 sales of $409.9 million by 11%. The resulting earnings per share of $0.40 compare to a loss of $0.44 per share in 1998. Earnings in 1998 were reduced by a $22.6 million pre-tax special charge.

     The Company has two business groups -- the Metal Systems Group and the Microelectronics Group (MEG). Sales from both groups were higher in 1999 than last year after they both posted declines in 1998. While profits from the Metal Systems Group decreased again in 1999, the MEG recorded a strong increase in their profitability in the current year.

METAL SYSTEMS GROUP

                                                            1999      1998      1997
                                                           ------    ------    ------
                                                                   (MILLIONS)
Sales....................................................  $306.1    $295.7    $302.4
Operating Profit.........................................    16.3      27.9      51.0

     The Metal Systems Group consists of Alloy Products, Beryllium Products and Engineered Material Systems (Technical Materials, Inc.). Metal Systems products compete against other beryllium and non-beryllium alloys in a variety of applications where a high degree of reliability and performance are required. Depending upon the chemistry, form and application, the Company's engineered materials provide superior electrical or heat conductivity, wear resistance, formability, high strength, and high hardness characteristics. Sales from the Metal Systems Group of $306.1 million were 4% higher in 1999 than 1998, a slight recovery after the 2% sales decline in the prior year.

     The following chart highlights business unit sales as a percent of the Metal Systems Group business segment:

                                                              1999     1998     1997
                                                              -----    -----    -----
                                                              (PERCENT OF SEGMENT BY
                                                                  BUSINESS UNIT)
Alloy Products..............................................  71.9%    73.5%    74.7%
Engineered Material Systems (Technical Materials, Inc.).....  20.5%    17.0%    17.0%
Beryllium Products..........................................   7.6%     9.5%     8.3%

  Alloy Products

     Alloy Strip products, predominantly copper beryllium alloys, represent the largest product family within the Metal Systems Group and are manufactured at the Company's Elmore, Ohio and Reading, Pennsylvania facilities. Demand for strip products from the telecommunications, automotive, and computer markets was quite strong during 1999, rebounding from a general market softness and the General Motors strike that caused sales in 1998 to be lower than 1997. The strip sales value increased in 1999 from 1998, but still was behind the 1997 level.

     Production capacity constraints limited the Company's ability to satisfy the total demand for strip products in 1999 and 1998. With output unable to keep pace with demand, total alloy strip pounds sold were just slightly higher in 1999 than in 1998, with most of the increased volume in lower priced, lower beryllium containing alloys. Pounds shipped in 1999 returned to the level shipped in 1997, but again with a shift to the lower priced alloys. The Company believes that the capacity constraints have resulted in lost market share.

     Beginning in 1996, the Company embarked upon a $117 million capital project in Elmore to increase output, improve quality and lower the manufacturing costs of alloy products. The project, known as the Alloy Expansion Project, or AEP, consisted of two phases. The first was a new cast shop that was designed to provide high quality cast billets for alloy strip and bulk product production. The new cast shop started initial operation in the fourth quarter of 1997. Its lower than expected yields and the resulting negative impact on material flow and costs adversely affected sales, margins, and inventory utilization in 1998. The second phase of the AEP was a new strip mill that replaced portions of the existing mill in the Elmore facility. Selected pieces of equipment from the new mill were installed in late 1998, but it was not until the second quarter 1999 that all of the equipment was constructed and installed. In 1999, the strip mill equipment was unable to produce the desired output on a consistent and reliable basis and strip manufacturing costs were higher than in 1998 due to additional manning and lower yields. In order to expedite the start-up of the new mill and improve the mill's up time, the Company secured the services of additional outside resources and re-directed internal resources in the third and fourth quarter of 1999. The majority of this concentrated effort was completed by the end of 1999. As a result, output from the mill increased slightly and casting and over-all yields showed some improvements, although yield rates still lagged historical levels. The cost of this effort combined with yield and inefficiency issues throughout the year served to reduce margins in 1999. The Company anticipates that output from the mill should improve in 2000, and approximately $8 million of costs incurred in 1999 should not repeat in 2000.

     Alloy Bulk Products are also manufactured at Elmore in rod, bar, tube, plate and a variety of other forms. Revenues from bulk products declined in 1999 approximately 9% from 1998 and were essentially equal to 1997. Demand from the plastic mold tooling market was good throughout the three years presented while orders for undersea communication applications, which had been delayed early in 1999, improved significantly in the latter part of 1999. Two key markets for bulk products, aerospace and oil and gas, were very weak in 1999, compared to the prior years, and were the main cause for the decline in the current year's sales. To augment its product offerings, the Company constructed a facility in Lorain, Ohio in 1997 to produce non-beryllium containing copper based bulk alloys. Strategically, these products will serve a market and customer base similar to the traditional bulk alloy products. Shipments from the Lorain facility remained at levels behind plan and unchanged in 1999 from 1998 after a very modest start in 1997. While the growth and profitability of these sales have been disappointing, the Company remains committed to fully commercializing these products in the future.

  Engineered Material Systems

     Sales of Engineered Material Systems, which are manufactured by Technical Materials, Inc. (TMI), a wholly-owned subsidiary of the Company, increased by 25% in 1999 over 1998 after a slight decline in 1998 from 1997 due to the General Motors strike and weakness in the semi-conductor market. Over the last seven years, sales of these products have now averaged an annual double-digit growth rate. Engineered Material Systems are combinations of precious and non-precious metal continuous precision strip products. The majority of these products do not contain beryllium, but serve many of the same markets as do copper beryllium alloy strip products. The sales improvement in 1999 was driven by growth in new and existing applications in all major markets as well as by the addition of new TMI plating technologies. TMI continues to expand its investments to service the increasing demand from its customer base.

  Beryllium Products

     Beryllium Products sales declined in 1999 from 1998 after posting gains in 1998 from the previous year. Defense applications, while significantly lower than the cold war levels of the 1970's and 1980's, remain an important market for beryllium. In 1999, sales for defense applications decreased from the levels in the previous several years as various programs were delayed or cancelled due to government budget revisions following the U.S. military action in Kosovo. Sales of x-ray windows and other beryllium products from the Fremont, California facility were strong in 1999, but not sufficient to compensate for the drop in defense applications.

  Metal Systems Group Margin and Profit

     Margins on Metal Systems sales decreased by $9.6 million in 1999 from 1998 after declining $22.7 million in 1998 from 1997. Higher sales volumes in 1999, mainly Engineered Material Systems, as compared to 1998, generated an additional $3.1 million of margin. However, higher direct manufacturing costs, including the AEP start-up costs, and other product mix issues, reduced the gross margin in 1999 by $8.1 million from 1998. Lease payments for the AEP equipment commenced in 1999 and added $4.0 million to the overhead cost structure. Depreciation expense at TMI increased by $0.2 million in 1999 as a result of recent capital investments. Sales volumes were lower in 1998 versus 1997, particularly Alloy Products, resulting in a $5.7 million reduction in 1998 margins. Margins in 1998 were further reduced by additional direct manufacturing costs, primarily from the new cast shop in Elmore, and product mix totaling $5.6 million. The Lorain facility began operations late in 1997 and operated at a loss in 1998, reducing 1998's margins by $2.7 million as compared to 1997. Other overhead manufacturing costs increased by $8.7 million in 1998 over 1997. The majority of this increase was at the Elmore facility and included $2.0 million for lease payments on the AEP building and $1.8 million in additional depreciation expense on Alloy equipment. Other overhead support costs, including wages and utilities, increased at Elmore as well, while manufacturing overhead costs at TMI increased by $0.5 million, the majority of which was depreciation.

     Metal Systems' operating profit was $16.3 million in 1999, a decline from a profit of $27.9 million in 1998 and $51.0 million in 1997, primarily for the reasons discussed in the above paragraph.

MICROELECTRONICS GROUP (MEG)

                                                            1999      1998      1997
                                                           ------    ------    ------
                                                                   (MILLIONS)
Sales....................................................  $140.6    $106.3    $124.4
Operating Profit.........................................    11.4       2.1       2.9

     The MEG provides a variety of materials for demanding electronic applications. The group consists of Williams Advanced Materials Inc. (WAM), a wholly owned subsidiary of the Company and Electronic Products. Electronic Products was formerly known as Ceramics as the name was changed to reflect the Company's continued expansion into new materials. MEG sales were $140.6 million in 1999, an improvement of 32% over 1998 sales of $106.3 million.

     The following chart highlights business unit sales as a percent of the Microelectronics Group business segment:

                                                              1999     1998     1997
                                                              -----    -----    -----
                                                              (PERCENT OF SEGMENT BY
                                                                  BUSINESS UNIT)
Williams Advanced Materials Inc. ...........................  77.2%    73.7%    74.5%
Electronic Products (formerly Ceramics).....................  22.8%    26.3%    25.5%

  Williams Advanced Materials Inc.

     WAM manufactures and sells precious and non-precious metal physical vapor deposition (PVD) targets, specialty alloys, and other precious metal products. WAM's products serve the microelectronics, optical media, data storage, performance film, and wear/decorative film markets. Increased demand and development of new applications for these markets was responsible for a significant portion of the MEG's revenue growth in 1999. In the optical media market, WAM's targets are used to deposit the gold or silver reflective layer on recordable CDs and digital video discs. WAM completed the expansion of its manufacturing operations begun in 1998 that was designed to increase and support its specialty alloy product offerings. WAM's acquisition of the assets of Pure Tech in early July 1998 also provided additional revenue growth in 1999 and 1998. Pure Tech has been a major contributor to the MEG's higher profits over the last eighteen months.

     The decline in MEG sales in 1998 from 1997 was primarily a result of a planned substitution of silver for gold in select PVD applications. Under this program, the customer receives the benefits of a high quality product but at a significantly lower cost as the cost of the precious metal content is a straight pass-through to the customer. While the reported revenue from PVD was lower in 1998 than 1997, the actual number of targets sold increased, as did the resulting value added (sales less metal cost). This substitution trend continued in 1999, but at a slower pace. The number of targets sold and the value added earned were higher again in 1999 than 1998.

  Electronic Products

     Electronic Products manufactures beryllia ceramic, electronic packages, thick film circuits and powder metallurgy products that are used in a variety of telecommunication, automotive, and electronic applications. Good thermal conductivity is a key characteristic required for many of these applications. Sales of these products also increased in 1999 over 1998, although the growth was not as significant as the products sold by WAM. The majority of the growth in 1999 was in beryllia ceramics as sales of these products in 1998 were also negatively affected by the softness in the telecommunications market and the General Motors strike. A competitor went out of business in 1999, allowing the Company the opportunity to capture additional market share for its beryllia ceramic products. Improved manufacturing processes implemented in late 1998 and early 1999 resulted in higher yields and lower costs at the Company's Newburyport, MA. facility and helped support a growth in market opportunities for various direct bond copper products. Powder metallurgy products represent a fairly recent expansion of the MEG's product offerings and the Company has constructed a new facility in Tucson, AZ. to produce these materials. Thick film circuits are produced at Circuits Processing Technologies, Inc., a wholly-owned subsidiary of the Company in Oceanside, CA. These sales have remained flat primarily due to delays in actual government spending on approved contracts. The MEG continues to pursue non-government dependent applications for its circuit technology.

  Microelectronics Group Margin and Profit

     Margins on MEG sales increased by $11.7 million in 1999 over 1998. Higher sales volumes, mainly WAM products, contributed $8.2 million to this increase. Cost improvements from Electronic Products operations accounted for the majority of the balance of the change. The 1998 gross margin was $0.3 million better than 1997. The higher sales volume from WAM products provided an additional $3.2 million of margin in 1998, while the lower Electronic Product sales volumes caused a $1.0 million decline in margins. The net benefit of the above was reduced by inefficiency issues at the Newburyport facility. WAM'S manufacturing overhead costs also increased $1.0 million in 1998 over 1997 due to the expansion of operations.

     The MEG's operating profit of $11.4 million in 1999 represents a significant improvement over the $2.1 million earned in 1998 and the $2.9 million earned in 1997, primarily because of the reasons discussed in the above paragraph, offset by a full year of expenses by Pure Tech in 1999 compared to only six months in 1998 and none in 1997.

SPECIAL CHARGE

     In 1998, the Company recorded a pre-tax special charge of $22.6 million (see Note I to the Consolidated Financial Statements). The charge included a write-down of various fixed assets and related intangibles to their estimated fair values in accordance with SFAS No. 121. The Company's long-term strategic plans anticipated only modest growth from the related operations and the projected cash flows were not sufficient to support the carrying value of the assets. The written-down assets were not taken out of service. Additional charges were taken for assets that had become obsolete as well as for an increase to the environmental remediation reserve. Of the $22.6 million charge, $5.6 million was recorded against Cost of sales and $17.0 million against Other-net. The after tax impact of the charge was $16.5 million. While the charge included the write-down of assets within both the Metal Systems Group and the MEG, the charge was not allocated back to either group as management evaluates their performance exclusive of the charge.

INTERNATIONAL SALES AND OPERATIONS

                                                               1999      1998      1997
                                                              ------    ------    ------
                                                                      (MILLIONS)
From International Operations...............................  $ 87.2    $ 82.0    $ 88.7
Exports from U.S. Operations................................    50.3      47.1      53.7
Total International Sales...................................  $137.5    $129.1    $142.4
Percent of Total Sales......................................     30%       31%       33%

     The international sales figures in the above table are included in the Metal Systems and MEG sales totals previously discussed. International operations consist of distribution centers in Germany, England, Japan, and Singapore, which are managed by the Metal Systems Group, and a precious metal finishing facility in Singapore, which is part of the MEG. To augment these operations, the Company has strategically deployed a network of independent distributors and agents throughout the world. International markets served are a reflection of the markets served in the U.S. The distribution centers have competitors based in that country in addition to other international competitors. Products sold by the distribution centers typically are priced in their local currency, which is generally perceived to be a benefit to the customer. On average, the dollar was stronger in 1998 than 1997 and weaker in 1999 than 1998; therefore, the currency translation impact on sales was favorable in 1999 and unfavorable in 1998. Sales of Metal Systems products, particularly alloy strip and bulk, into Asia declined in the second quarter 1998 due to general economic conditions. After remaining flat at these low levels for several quarters, Asian sales started to grow once again and 1999 sales in this region were higher than 1998.

     In addition to sales from the international facilities, the Company exports products directly to unaffiliated customers from its U.S. operations. The majority of these sales are to Western Europe, Canada, Mexico, and South Asia. Direct exports are usually denominated in U.S. dollars. While total international sales, as a percent of consolidated sales, declined slightly in 1998 and again in 1999, the Company believes that the international markets offer excellent long-term growth opportunities.

CONSOLIDATED

                                                               1999      1998      1997
                                                              ------    ------    ------
                                                                (DOLLARS IN MILLIONS)
Sales.......................................................  $455.7    $409.9    $433.8
Operating Profit/(loss).....................................    10.6     (10.3)     36.0
Net Income/(loss)...........................................  $  6.4    $ (7.1)   $ 25.6
As a Percent of Sales
Gross Profit................................................    20.2%     20.7%     25.2%
SA&G Expense................................................    15.5%     15.7%     15.0%
R&D Expense.................................................     1.9%      2.1%      1.8%

     The Company has other operations and costs that are not part of the Metal Systems Group or the MEG, including the beryllium mine and extraction facility and the corporate office. The consolidated sales from all operations were $455.7 million in 1999, $409.9 million in 1998 and $433.8 million in 1997. Gross margin from all operations and including the special charge was 20.2% of sales in 1999, 20.7% in 1998 and 25.2% in 1997. In addition to the factors previously cited, the overall mix of products has had a negative impact on margins, particularly in 1999. Metal Systems products typically generate higher variable margins (sales less materials and direct conversion costs) than MEG products and the majority of the revenue growth in 1999 was in MEG products.

EXPENSES

     Selling, administrative, and general expenses (SA&G) were $70.6 million in 1999, or 15.5% of sales, compared to $64.6 million in 1998, or 15.7% of sales, and $65.3 million in 1997, or 15.0% of sales. Selling and marketing costs were higher in 1999 than 1998 in order to support the current growth in sales and as a result of the Company's continued investment in its market development activity. The completion of various software implementation projects resulted in additional amortization expense in 1999 compared to the prior years. In addition, there was a full year of expenses from Pure Tech in 1999 compared to only six months in 1998 and none in 1997. Administrative costs for environmental, health and safety, and medical costs were also higher in 1999 than previous years as the Company expanded its efforts even further to research the causes and prevention of chronic beryllium disease. SA&G expenses were lower in 1998 than in 1997. Non-recurring planning and strategic development work for the Lorain facility was incurred in the first part of 1997. Payments under various management compensation plans were higher in 1997 than in the subsequent two years due to higher levels of profitability.

     Research and Development (R&D) expenses were $8.5 million in 1999, $8.7 million in 1998, and $7.7 million in 1997. As a percent of sales, R&D expenses were 1.9% in 1999, 2.1% in 1998, and 1.8% in 1997. There were no major changes in the strategic thrusts for R&D in 1999, although for a portion of the year some R&D resources were temporarily assigned to assist with the AEP. The 1999 expense was affected by a more focused scope on a new product development project and a minor reimbursement of expenses under an agreement with a customer. The increase in expenses in 1998 over 1997 was due to additional support for the product development work at the Lorain facility and for the development of improved casting techniques and processes. The majority of the R&D effort supports the Metal Systems Group. In 1998, R&D efforts within the MEG lead to the DBC process and cost improvements.

     Other-net expense was $2.3 million in 1999 versus $21.8 million in 1998 and $0.3 million in 1997. Other-net includes foreign currency exchange gains/losses, precious metal consignment fees, bad debt expense, cash discounts, amortization of goodwill and other intangibles, licensing fees, charges associated with vacant properties owned by the Company and other non-operating items. The 1998 expense included $17.0 million of the special charge. In addition, foreign currency exchange gains/(losses) were $2.2 million in 1999, as compared to ($1.8) million in 1998, and precious metal consignment fees totaled $3.5 million in 1999 compared to $1.8 million in 1998. The increase in 1999 precious metal fees was due to higher consigned inventory levels, average metal prices and available rates. In addition to the special charge of $17.0 million in

1998, foreign currency losses in 1998 totaled $1.8 million compared to foreign currency gains of $2.3 million in 1997, and the precious metal fee in 1998 was $.7 million lower than 1997.

     As explained in Note L to the Consolidated Financial Statements, the Company revised the expected rate of return on asset assumption used to calculate the 1999 pension expense in accordance with SFAS No. 87, "Employers Accounting for Pensions." The rate was increased to 10.0% from 9.0% to more accurately reflect the expected performance of the pension plans' assets. The change resulted in a favorable impact of approximately $0.9 million that was booked against Cost of sales, SA&G expenses and R&D expenses in 1999. It is anticipated that this change will result in a lower pension expense in 2000 than had the change not been made.

EARNINGS, INTEREST, AND TAXES

     Operating profit was $10.6 million in 1999. In 1998, the operating loss was $10.3 million including the $22.6 million special charge while the profit in 1997 was $36.0 million.

     Interest expense was $4.2 million in 1999, an increase of $3.0 million over an expense of $1.2 million in 1998. In 1997, interest expense was only $0.6 million. These figures are net of interest capitalized in association with spending on capital projects. Capital expenditures were significantly lower in 1999 than the prior two years and therefore less interest was capitalized. Actual interest incurred was $4.3 million in 1999, $2.8 million in 1998, and $2.4 million in 1997. The average level of debt outstanding was higher in 1998 than 1997 and it was even higher in 1999. The average borrowing rate was also higher in 1999 after showing a slight decrease in 1998.

     An income tax benefit was applied at a rate of 0.8% of income before income taxes in 1999. The rate was affected by research and experimentation credits, depletion credits, benefits from foreign operations, and lower profits. See Note J to the Consolidated Financial Statements for a reconciliation of the effective and statutory rates. In 1998, a tax benefit rate of 38.3% was applied against the loss before income taxes while a tax expense of 27.8% of income before income taxes was recorded in 1997.

     Net income was $6.4 million in 1999 compared to a net loss of $7.1 million in 1998 and net income of $25.6 million in 1997. Diluted earnings/(loss) per share were $0.40 in 1999, ($0.44) in 1998 and $1.56 in 1997.

LEGAL PROCEEDINGS

     The Company is a defendant in proceedings in various state and federal courts by plaintiffs alleging that they have contracted chronic beryllium disease ("CBD") or related ailments as a result of exposure to beryllium. Plaintiffs in CBD cases seek recovery under theories of intentional tort and various other legal theories and seek compensatory and punitive damages, in many cases of an unspecified sum. Spouses, if any, claim loss of consortium.

     The following table summarizes the historic trends in the CBD cases:

                                                                      DECEMBER 31,
                                                              -----------------------------
                                                              1999        1998        1997
                                                              -----      ------      ------
Total cases pending.........................................     37          19          28
Total plaintiffs............................................    119          95         133
Number of claims (plaintiffs) filed during period ended.....  20(28)        2(4)       9(48)
Number of claims (plaintiffs) settled during period ended...    2(4)       9(36)        3(5)
Aggregate settlements paid during period ended (dollars in
  thousands)................................................  $ 183      $1,193      $1,389
Number of claims (plaintiffs) dismissed.....................    0(0)        2(6)        4(8)

     From January 1, 2000 through March 23, 2000, eight additional CBD claims were filed against the Company.

     In addition, on February 14, 2000, seven plaintiffs filed a purported class action lawsuit against the Company in the Court of Common Pleas, Cuyahoga County, Ohio, claiming that they were exposed to hazardous levels of airborne beryllium while working in the Company's Elmore facility as tradesmen employed by independent contractors. Plaintiffs purport to sue on behalf of a class of all workers who were members of unions comprising the Northwestern Ohio Building and Construction Trades Council and who worked in the Elmore plant from 1953 to December 31, 1999. They assert claims for negligence, strict liability, statutory product liability, "ultrahazardous activities" and punitive damages, and seek establishment of a fund for medical surveillance and screening. The Company has filed a motion to dismiss the class action, which is pending.

     Additional CBD claims may arise. Management believes the Company has substantial defenses in these cases and intends to contest the suits vigorously. Employee cases, in which plaintiffs have a high burden of proof, have historically involved relatively small losses to the Company. Third party plaintiffs (typically employees of our customers) face a lower burden of proof than do our employees, but these cases are generally covered by insurance.

     Although it is not possible to predict the outcome of the litigation pending against the Company and its subsidiaries, the Company provides for costs related to these matters when a loss is probable and the amount is reasonably estimable. Litigation is subject to many uncertainties, and it is possible that some of these actions could be decided unfavorable in amounts exceeding the Company's reserves. An unfavorable outcome or settlement of a pending CBD case or additional adverse media coverage could encourage the commencement of additional similar litigation. The Company is unable to estimate its potential exposure to unasserted claims.

     While the Company is unable to predict the outcome of the current or future CBD proceedings, based on currently known facts and assuming collectibility of insurance, the Company does not believe that resolution of these proceedings will have a material adverse effect on the financial condition or cash flow of the Company. However, the Company's results of operations could be materially affected by unfavorable results in one or more of these cases. (See Item
3 -- "Legal Proceedings").

FINANCIAL POSITION

WORKING CAPITAL

     Net cash from operations was $24.5 million in 1999, an improvement of $5.0 million from the net cash generated by operations in 1998. Net working capital increased in 1999 in part to support the higher level of business. Accounts receivable increased by $17.6 million during 1999. While the majority of this increase is due to higher sales activity, particularly in the fourth quarter 1999 as compared to the fourth quarter 1998, the average collection period has increased. However, the actual receivables either turned over for collection or written off as totally uncollectible remained at very low levels. Cash balances were $0.1 million as of December 31, 1999 compared to $1.9 million at December 31, 1998.

     Inventories grew $7.5 million in 1999 from 1998 after growing $12.4 million in 1998 from 1997. A portion of the growth is in work-in-process inventories at Elmore due to the AEP production and associated material flow issues. While work-in-process inventories were higher, the production constraints have prevented the material from being converted into finished goods as rapidly as the market required. In addition, the Company attempts to recycle as much of its beryllium-containing alloys as feasible. The low yield rates in both years resulted in higher levels of scrap. This scrap is maintained in inventory at the appropriate value and is available to be or already has been remelted and reprocessed. Inventories also increased in 1999 to support the higher MEG sales. In 1998, the start-up of the Lorain manufacturing operations and the acquisition of Pure Tech also contributed to the inventory build.

DEPRECIATION AND AMORTIZATION

     Depreciation, depletion, and amortization was $20.8 million in 1999 compared to $21.5 million in 1998. In 1999, the additional depreciation and amortization on recent capital additions was offset by lower expenses as a result of various assets being written down as part of the 1998 special charge. Amortization of deferred mine development costs were $6.3 million in 1999 and $3.1 million in 1998. The Company's mining operations were devoted to constructing two new pits rather than pulling ore out of an existing pit in early 1998, thereby reducing the 1998 amortization. The 1999 amortization is also higher due to the higher cost of the new pits. The Company amortizes deferred mine development costs based upon the units of production method as ore is extracted from the open pits.

CAPITAL EXPENDITURES

     Capital expenditures for property, plant, and equipment and mine development were $17.0 million in 1999 compared to $37.2 million in 1998. The spending level was lower in 1999 than in recent years as the construction phase of several major projects reached completion. Capital expenditures for Metal Systems were $11.4 million in 1999. Major projects included upgrades to existing alloy strip manufacturing equipment at the Elmore and Reading facilities and an improved ventilation system in the beryllium metal manufacturing facility in Elmore. Capital expenditures for the MEG were $3.4 million in 1999 and included the payments to complete the new precious metal specialty alloy products facility and the new powder metallurgy facility.

     The assets of Pure Tech Inc. were acquired for $12.4 million in cash at the end of the second quarter 1998. The acquisition was accounted for as a purchase.

YEAR 2000

     The Company also completed the initial phase of several large information system implementation projects in both Metal Systems and the MEG in 1999. One result of the implementation of these new systems is that they replaced numerous legacy computer systems that may not have been Year 2000 compliant. The Company also upgraded many of the remaining legacy systems with one of the benefits of the upgrades being bringing those systems into Year 2000 compliance as well. During 1999 and 1998, the Company approached the required remediation of any Year 2000 issues with its computer chip based equipment through a five step approach of inventory, investigation, remediation, testing, and implementation. Outside consultants were retained to assist in this effort. The Company also worked with third parties, including customers and vendors, to assess the potential risks and to develop contingency plans as warranted. The incremental expense for the Year 2000 compliance activity was $0.5 million in 1999 and $1.0 million in 1998. As of early March 2000, the Company had not experienced any Year 2000 compliance issues that significantly impacted its operations. While considered unlikely and despite all efforts thus far, the Company could still be negatively affected by unanticipated problems that may occur in the Company's computer systems or operating equipment or with non-compliant third parties. The Company will continue to monitor its business processes through-out 2000 and will address any compliance issues accordingly.

DEBT

     Total balance sheet debt stood at $77.0 million at December 31, 1999, a decrease of $0.7 million from December 31, 1998. The average debt level for the entire year was higher in 1999 than 1998 as debt increased by $30.9 million during 1998. Short-term debt declined by $10.9 million during 1999 while long-term debt increased by $10.2 million. Short-term debt includes $21.2 million denominated in foreign currencies, $6.9 million denominated in gold, and $5.8 million of the current portion of long-term debt. Available unused short-term credit lines total $17.9 million as of December 31,1999, a decline of $2.1 million from December 31, 1998. The Company also has a $55.0 million revolving credit agreement with five banks and a $75.0 million private placement agreement. Unused borrowings under these two long-term facilities totaled $94.0 million as of December 31, 1999. In January and September, 1999, the Company amended certain portions of its various debt agreements, including a covenant that restricts the level of outstanding debt to a multiple of earnings before interest, taxes, depreciation and amortization (funded debt to EBITDA ratio).

     The AEP is financed in part by two operating leases totaling $79.7 million. Payments under the facility lease began in December 1997. Payments under the equipment lease, which are graduated to increase over time, began in early 1999. See Note F to the Consolidated Financial Statements for further leasing details.

COMMON STOCK

     Dividends paid were $0.12 per outstanding share for each quarter of 1999 and 1998. There were no purchases of common stock in 1999 while in 1998 the Company purchased 250,000 of its shares at a cost of $5.3 million.

OTHER

     Funds from operations and the available borrowing capacity are believed to be adequate to support operating requirements, capital expenditures, remediation projects, and dividends. Excess cash, if any, is invested in money market or other high quality investments.

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

     Beginning in 1998, updated computer models are being used to estimate ore reserves which are subject to economic and physical evaluation. Development drilling has affected the total ore reserves to some degree. The requirement that reserves pass an economic test causes open-pit mineable ore to be found in both proven and probable geologic settings. Although both the proven ore reserves and the open-pit mining depths have increased, the probable reserves have substantially decreased. Based upon average production levels in recent years, proven reserves would last seventy years or more. Ore reserves classified as possible are excluded from the following table.

                                                     1999     1998     1997     1996     1995
                                                     -----    -----    -----    -----    -----
Proven bertrandite ore reserves at year end
  (thousands of dry tons)..........................  7,769    7,747    6,924    6,763    6,927
Grade % beryllium..................................  0.265%   0.259%   0.249%   0.249%   0.249%
Probable bertrandite ore reserves at year end
  (thousands of dry tons)..........................  3,081    3,535    6,750    7,432    7,346
Grade % beryllium..................................  0.215%   0.210%   0.277%   0.281%   0.281%
Bertrandite ore processed (thousands of dry tons,
  diluted).........................................     93      113      110       97       96
Grade % beryllium, diluted.........................  0.240%   0.234%   0.229%   0.236%   0.232%

INFLATION AND CHANGING PRICES

     The prices of certain major raw materials, including copper, nickel, gold, silver, and other precious metals purchased by the Company fluctuate during a given year. Such changes in costs are generally reflected in selling price adjustments. The prices of labor and other factors of production generally increase with inflation. Additions to capacity, while more expensive over time, usually result in greater productivity or improved yields. However, market factors, alternative materials, and competitive pricing affect the Company's ability to offset wage and benefit increases. The Company uses the last-in, first-out (LIFO) inventory valuation method domestically to more closely match current costs with revenues.

ENVIRONMENTAL MATTERS

     As indicated in Note M to the Consolidated Financial Statements, the Company maintains an active program of environmental compliance. For projects involving remediation, estimates of the probable costs are made and the Company has reserved $8.3 million at December 31, 1999 ($7.9 million at December 31,
1998). This reserve covers existing and currently foreseen projects.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Consistent with the prior year, the Company is exposed to commodity price, interest rate, and foreign exchange rate differences. The Company attempts to minimize the effects of these exposures through a combination of natural hedges and the use of derivatives. See Note G to the Consolidated Financial Statements.

     The Company uses gold and other precious metals in manufacturing various MEG and Metal Systems products. While the mix of the different precious metals may have changed slightly from last year, the methods used to hedge the exposure have not. To minimize exposure to market price changes, precious metals are maintained on a consigned inventory basis. The metal is purchased out of consignment when it is ready to ship to a customer as a finished product. The Company's purchase price forms the basis for the price charged to the customer for the precious metal content and, therefore, the current cost is matched to the price. The Company does maintain a certain level of gold in its own inventory, but this is typically balanced out by having a loan denominated in gold for the same number of ounces. Any change in the market price of gold, either higher or lower, will result in an equal change in the book value of the asset and liability.

     The Company is charged a consignment fee by the financial institutions that actually own the gold. This fee, along with the interest charged on the gold loan, is partially a function of the market price of gold. Because of market forces and competition, the fee, but not the interest on the loan, can be charged to customers on a case by case basis. Should the market price of precious metals used by the Company increase by 15% from the levels on December 31, 1999, the additional pre-tax cost to the Company on an annual basis would be approximately $0.7 million. This calculation assumes no changes in the quantity of inventory or the underlying fee and interest rates and that none of the additional fee is charged to customers.

     The Company also uses base metals, primarily copper, in its production processes. Fluctuations in the market price of copper are passed on in the form of price adders (or as price reductions) to customers for the majority of the copper sales volumes. However, when the Company cannot pass through the price of copper, margins can be reduced by increases in the market price of copper. To hedge this exposure, the Company enters into copper swaps with financial institutions that exchange a variable price of copper for a fixed price. By so doing, the difference between the Company's purchase price and selling price of copper will be a known, fixed value for the quantities covered by the swaps. Based upon copper swaps outstanding at December 31, 1999 that will mature during 2000, management estimates a 10% decrease in the price of copper from the December 31, 1999 level will reduce the gain on these contracts and decrease pre-tax income by approximately $0.2 million. This calculation excludes the additional profit that the Company anticipates it would make by selling copper at a fixed price that cost 10% less than it does on December 31, 1999.

     The Company is exposed to changes in interest rates on its debt and cash. This interest rate exposure is managed by maintaining a combination of short-term and long-term debt and variable and fixed rate instruments. The Company also uses interest rate swaps to fix the interest rate on variable debt obligations as it deems appropriate. Excess cash, if any, is typically invested in high quality instruments that mature in seven days or less. If interest rates were to increase 200 basis points (2%) from the December 31, 1999 rates and assuming no changes in debt or cash from the December 31, 1999 levels, the additional annual net expense would be approximately $0.6 million on a pre-tax basis. The calculation excludes any additional expense on fixed rate debt that is scheduled to mature in 2000 that may or may not be extended at the prevailing interest rates.

     The Company sells products in foreign currencies, mainly the deutschmark, yen and pound sterling. The majority of these products' costs are incurred in U.S. dollars. The Company is exposed to currency movements in that if the U.S. dollar strengthens, the translated value of the foreign currency sale and the resulting margin will be reduced. The Company does not change the price of its products for short-term exchange rate movements because of its local competition. To minimize this exposure, the Company purchases foreign currency forward contracts and options. Should the dollar strengthen, the decline in margins should be offset by a gain on the contract. A decrease in the value of the dollar would result in larger margins but potentially a loss on the contract, depending upon the method used to hedge. If the dollar weakened 10% against all currencies from the December 31, 1999 exchange rates, the additional loss on the outstanding contracts as of December 31, 1999 would reduce pre-tax profits by approximately $3.5 million. This calculation does not take into account the increase in margins as a result of translating foreign currency sales at the more favorable exchange rate, any changes in margins from potential volume fluctuations caused by currency movements, or the translation effects on any other foreign currency denominated income statement or balance sheet item.

     The notional value of the outstanding currency contracts increased from $44.8 million at December 31, 1998 to $56.2 million at December 31, 1999 as a result of the Company increasing its coverage to the estimated exposures greater than one year but less than two years out. The notional value of the copper swaps was $1.6 million at December 31, 1999 compared to $8.1 million at December 31, 1998. In 1999, the Company reduced its coverage of exposures greater than one year to allow for flexibility and due to other market forces. The notional value of the interest rate swaps at December 31, 1999 remained unchanged from December 31, 1998.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The report of independent auditors and the following Consolidated Financial Statements of the Company for the year ended December 31, 1999 are set forth on pages F-1 to F-25.

     Consolidated Balance Sheets -- December 31, 1999 and 1998.

     Consolidated Statements of Income -- Years ended December 31, 1999, 1998 and 1997.

     Consolidated Statements of Shareholders' Equity -- Years ended December 31, 1999, 1998 and 1997.

     Consolidated Statements of Cash Flows -- Years ended December 31, 1999, 1998 and 1997.

     Notes to Consolidated Financial Statements.

     Quarterly data is set forth in Note O to the Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required under this heading is incorporated by reference from the Proxy Statement for the Company's 2000 annual meeting to be filed with the Securities and Exchange Commission pursuant to Regulation 14A. Information with respect to Executive Officers of the Company is set forth under Item 4A -- Executive Officers of the Registrant.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required under this heading is incorporated by reference from the Proxy Statement for the Company's 2000 annual meeting to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required under this heading is incorporated by reference from the Proxy Statement for the Company's 2000 annual meeting to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Not applicable.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. FINANCIAL STATEMENTS AND SUPPLEMENTAL INFORMATION

     Included in Item 8 of this Form 10-K annual report are the following consolidated financial statements:

     Consolidated Balance Sheets -- December 31, 1999 and 1998.

     Consolidated Statements of Income -- Years ended December 31, 1999, 1998 and 1997.

     Consolidated Statements of Shareholders' Equity -- Years ended December 31, 1999, 1998 and 1997.

     Consolidated Statements of Cash Flows -- Years ended December 31, 1999, 1998 and 1997.

     Notes to Consolidated Financial Statements.

     Report of Independent Auditors.

(a) 2. FINANCIAL STATEMENT SCHEDULES

     The following consolidated financial information for the years ended December 31, 1999, 1998 and 1997 is submitted herewith:

     Schedule II -- Valuation and qualifying accounts (page 28).

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

     (3b) Regulations of the Company as amended April 27, 1993 (filed as Exhibit 3b to the Company's Form 10-K Annual Report for the year ended December 31, 1994, Commission File No.
              1-7006), incorporated herein by reference.

     (4a)     Credit Agreement dated as of December 13, 1994 between the
              Company and National City Bank acting for itself and as agent for three other banking institutions (filed as Exhibit
              4a to the Company's Form 10-K Annual Report for the year ended December 31, 1994, Commission File No. 1-7006), incorporated herein by reference.

     (4b) First Amendment to Amended and Restated Credit Agreement dated December 30, 1996 between Brush Wellman Inc. and
              National City Bank acting for itself and as agent for three other banking institutions (filed as Exhibit 4b to the Company's Form 10-K Annual Report for the year ended
              December 31, 1996), incorporated herein by reference.

     (4c) Second Amendment to Amended and Restated Credit Agreement dated September 2, 1997 between Brush Wellman Inc. and
              National City Bank acting for itself and as agent for certain other banking institutions (filed as Exhibit 4c to the Company's Form 10-K Annual Report for the year ended
              December 31, 1997), incorporated herein by reference.

     (4d) Third Amendment to Amended and Restated Credit Agreement dated January 26, 1999 between Brush Wellman Inc. and
              National City Bank acting for itself and as agent for certain other banking institutions (filed as Exhibit 4d to the Company's Form 10-K Annual Report for the year ended
              December 31, 1998), incorporated herein by reference.

     (4e)     Rights Agreement between the Company and National City Bank
              N.A. dated January 27, 1998 (filed as Exhibit 4d to the
              Company's Form 10-K Annual Report for the year ended
              December 31, 1997), incorporated herein by reference.

     (4f)     Issuing and Paying Agency Agreement dated as of February 1,
              1990, including a specimen form of a medium term note issued thereunder, between the Company and First Trust N.A.
              (formerly with Morgan Guaranty Trust Company of New York)
              (filed as Exhibit 4c to the Company's Form 10-K Annual
              Report for the year ended December 31, 1994, Commission File
              No. 1-7006), incorporated herein by reference.

     (4g) Pursuant to Regulation S-K, Item 601 (b)(4), the Company agrees to furnish to the Commission, upon its request, a copy of the instruments defining the rights of holders of long-term debt of the Company that are not being filed with this report.

     (4h) Fourth Amendment to Amended and Restated Credit Agreement dated September 30, 1999 between Brush Wellman Inc. and
              National City Bank acting for itself and as agent for certain other banking institutions.

     (10a)*   Employment Agreement entered into by the Company and Mr.
              Gordon D. Harnett on March 20, 1991 (filed as Exhibit 10a to the Company's Form 10-K Annual Report for the year ended
              December 31, 1990, Commission File No. 1-7006), incorporated herein by reference.

     (10b)* Form of Employment Agreement entered into by the Company and Mr. Sandor on February 20, 1989 (filed as Exhibit 10b to the
              Company's Form 10-K Annual Report for the year ended
              December 31, 1994, Commission File No. 1-7006), incorporated herein by reference.

     (10c)* Form of Employment Agreement entered into by the Company and Messrs. Anderson, Frazier, Hasychak, Lubrano and Paschall on
              March 2, 1999 (filed as Exhibit 10c to the Company's Form
              10-K Annual Report for the year ended December 31, 1998), incorporated herein by reference.

     (10d)*   Form of Amendment to the Employment Agreement (dated
              February 20, 1989) entered into by the Company and Mr.
              Sandor dated February 28, 1991 (filed as Exhibit 10c to the
              Company's Form 10-K Annual Report for the year ended
              December 31, 1990, Commission File No. 1-7006), incorporated herein by reference.

     (10e)* Form of Employment Agreement entered into by the Company and Mr. Daniel A. Skoch on January 28, 1992, Mr. Stephen Freeman dated August 3, 1993 and Mr. Brian J. Derry dated May 6,
              1997 (filed as Exhibit 10d to the Company's Form 10-K Annual
              Report for the year ended December 31, 1991, Commission File
              No. 1-7006), incorporated herein by reference.

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

 (10j)*     Form of Trust Agreement between the Company and Key Trust Company of Ohio, N.A. (formerly
            Ameritrust Company National Association) on behalf of the Company's executive officers (filed as
            Exhibit 10e to the Company's Form 10-K Annual Report for the year ended December 31, 1994,
            Commission File No. 1-7006), incorporated herein by reference.

 (10k)      Form of Indemnification Agreement entered into by the Company and its executive officers (filed as Exhibit 10g to the Company's Form 10-K Annual Report for the year ended December 31, 1994,
            Commission File No. 1-7006), incorporated herein by reference.

 (10l)      Form of Indemnification Agreement entered into by the Company and its directors (filed as Exhibit
            10h to the Company's Form 10-K Annual Report for the year ended December 31, 1994, Commission
            File No. 1-7006), incorporated herein by reference.

 (10m)*     Deferred Compensation Plan for Nonemployee Directors effective January 1, 1992 (filed as Exhibit
            I to the Company's Proxy Statement dated March 6, 1992, Commission File No. 1-7006), incorporated herein by reference.

 (10n)*     Form of Trust Agreement between the Company and National City Bank dated January 1, 1992 on behalf of Nonemployee Directors of the Company (filed as Exhibit 10k to the Company's Form 10-K
            Annual Report for the year ended December 31, 1992, Commission File No. 1-7006), incorporated herein by reference.

 (10o)*     Incentive Compensation Plan adopted December 16, 1991, effective January 1, 1992 (filed as
            Exhibit 10l to the Company's Form 10-K Annual Report for the year ended December 31, 1991,
            Commission File No. 1-7006), incorporated herein by reference.

 (10p)*     Supplemental Retirement Plan as amended and restated December 1, 1992 (filed as Exhibit 10n to the Company's Form 10-K Annual Report for the year ended December 31, 1992, Commission File No.
            1-7006), incorporated herein by reference.

 (10q)*     Amendment Number 2, adopted January 1, 1996, to Supplemental Retirement Benefit Plan as amended and restated December 1, 1992 (filed as Exhibit 10o to the Company's Form 10-K Annual Report for
            the year ended December 31, 1995, Commission File No. 1-7006), incorporated herein by reference.

 (10r)*     Amendment Number 3, adopted May 5, 1998, to Supplemental Retirement Benefit Plan as amended and restated December 1, 1992 (filed as Exhibit 10s to the Company's Form 10-K Annual Report for the
            year ended December 31, 1998), incorporated herein by reference.

 (10s)*     Amendment Number 4, adopted December 1, 1998, to Supplemental Retirement Benefit Plan as amended and restated December 1, 1992 (filed as Exhibit 10t to the Company's Form 10-K Annual Report for
            the year ended December 31, 1998), incorporated herein by reference.

 (10t)*     Amendment Number 5, adopted December 31, 1998, to Supplemental Retirement Benefit Plan as amended and restated December 1, 1992 (filed as Exhibit 10u to the Company's Form 10-K Annual Report for
            the year ended December 31, 1998), incorporated herein by reference.

 (10u)*     Form of Trust Agreement between the Company and Key Trust Company of Ohio, N.A. (formerly Society
            National Bank) dated January 8, 1993 pursuant to the December 1, 1992 amended Supplemental
            Retirement Benefit Plan (filed as Exhibit 10p to the Company's Form 10-K Annual Report for the
            year ended December 31, 1992, Commission File No. 1-7006), incorporated herein by reference.

 (10v)*     Key Employee Share Option Plan (filed on Form S-8 on May 5, 1998), incorporated herein by reference.

 (10w)*     1979 Stock Option Plan, as amended pursuant to approval of shareholders on April 21, 1982 (filed as Exhibit 15A to Post- Effective Amendment No. 3 to Registration Statement No. 2-64080),
            incorporated herein by reference.

 (10x)*     1984 Stock Option Plan as amended by the Board of Directors on April 18, 1984 and February 24,
            1987 (filed as Exhibit 4.4 to Registration Statement No. 33-28605), incorporated herein by reference.

 (10y)*     1989 Stock Option Plan (filed as Exhibit 4.5 to Registration Statement No. 33-28605),
            incorporated herein by reference.

 (10z)*     1995 Stock Incentive Plan as Amended March 3, 1998 (filed as Exhibit A to the Company's Proxy
            Statement dated March 16, 1998, Commission File No. 1-7006), incorporated herein by reference.

 (10aa)     Lease dated as of October 1, 1996, between Brush Wellman Inc. and Toledo-Lucas County Port
            Authority (filed as Exhibit 10v to the Company's Form 10-K Annual Report for the year ended
            December 31, 1996), incorporated herein by reference.

 (10bb)     Master Lease Agreement dated December 30, 1996 between Brush Wellman Inc. and National City Bank acting for itself and as agent for certain participants (filed as Exhibit 10w to the Company's
            Form 10-K Annual Report for the year ended December 31, 1996), incorporated herein by reference.

 (10cc)     First Amendment to Master Lease Agreement dated September 2, 1997 between Brush Wellman Inc. and
            National City Bank acting for itself and as agent for certain participants (filed as Exhibit 10ee to the Company's Form 10-K Annual Report for the year ended December 31, 1998), incorporated herein by reference.

 (10dd)     Second Amendment to Master Lease Agreement and Amendment to Disbursement Schedules dated January
            26, 1999 between Brush Wellman Inc. and National City Bank acting for itself and as agent for certain participants (filed as Exhibit 10ff to the Company's Form 10-K Annual Report for the year ended December 1, 1998), incorporated herein by reference.

 (10ee)*    1997 Stock Incentive Plan for Non-Employee Directors (filed as Exhibit B to the Company's Proxy
            Statement dated March 16, 1998, Commission File No. 1-7006), incorporated herein by reference.

 (10ff)*    Form of Employment Agreement entered into by the Company and Mr. John Grampa dated November 2,
            1999.

 (10gg)*    Brush Wellman Inc. Executive Deferred Compensation Plan, dated September 14, 1999.

 (10hh)*    Trust Agreement for Brush Wellman Inc. Executive Deferred Compensation Plan, dated September 14,
            1999.

 (10ii)     Third Amendment to Master Lease Agreement and Amendment to Disbursement Schedules dated September
            30, 1999 between Brush Wellman Inc. and National City Bank acting for itself and as agent for certain participants.

 (21)       Subsidiaries of the registrant.

     (23)     Consent of Ernst & Young LLP.

     (24)     Power of Attorney.

     (27)     Financial Data Schedule 1999.

---------------
* Reflects management contract or other compensatory arrangement required to be filed as an Exhibit pursuant to Item 14(c) of this Report.

(b) REPORTS ON FORM 8-K

     There were no reports on Form 8-K filed during the fourth quarter of the year ended December 31, 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 29, 2000

BRUSH WELLMAN INC.

By:                          /s/ GORDON D. HARNETT*
    -----------------------------------------------------
                                 Gordon D. Harnett
                               Chairman of the Board,
                       President and Chief Executive Officer

By:                            /s/ JOHN D. GRAMPA
    -----------------------------------------------------
                                   John D. Grampa
                               Vice President Finance
                            and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


           /s/ GORDON D. HARNETT*                  Chairman of the Board,              March 29, 2000
--------------------------------------------       President, Chief Executive
             Gordon D. Harnett*                    Officer and Director
                                                   (Principal Executive Officer)

             /s/ JOHN D. GRAMPA                    Vice President Finance and          March 29, 2000
--------------------------------------------       Chief Financial Officer
               John D. Grampa                      (Principal Financial and
                                                   Accounting Officer)

         /s/ ALBERT C. BERSTICKER*                 Director                            March 29, 2000
--------------------------------------------
           Albert C. Bersticker*

         /s/ CHARLES F. BRUSH, III*                Director                            March 29, 2000
--------------------------------------------
           Charles F. Brush, III*

            /s/ DAVID L. BURNER                    Director                            March 29, 2000
--------------------------------------------
              David L. Burner

             /s/ DAVID H. HOAG*                    Director                            March 29, 2000
--------------------------------------------
               David H. Hoag*

           /s/ JOSEPH P. KEITHLEY                  Director                            March 29, 2000
--------------------------------------------
             Joseph P. Keithley

           /s/ WILLIAM P. MADAR*                   Director                            March 29, 2000
--------------------------------------------
             William P. Madar*

           /s/ ROBERT M. MCINNES                   Director                            March 29, 2000
--------------------------------------------
             Robert M. McInnes

         /s/ WILLIAM R. ROBERTSON*                 Director                            March 29, 2000
--------------------------------------------
           William R. Robertson*

           /s/ JOHN SHERWIN, JR.*                  Director                            March 29, 2000
--------------------------------------------
             John Sherwin, Jr.*

     *The undersigned, by signing his name hereto, does sign and execute this report on behalf of each of the above-named officers and directors of Brush Wellman Inc., pursuant to Powers of Attorney executed by each such officer and director filed with the Securities and Exchange Commission.

        By: /s/ MICHAEL C. HASYCHAK                                                    March 29, 2000
--------------------------------------------
            Michael C. Hasychak
              Attorney-in-Fact

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                      BRUSH WELLMAN INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

           COL. A                    COL. B                         COL. C                    COL. D             COL. E
----------------------------  --------------------   ------------------------------------   ----------       --------------
                                                                  ADDITIONS
                                                     ------------------------------------
                                                           (1)                 (2)
                              BALANCE AT BEGINNING   CHARGED TO COSTS   CHARGED TO OTHER    DEDUCTION-       BALANCE AT END
        DESCRIPTION                OF PERIOD           AND EXPENSES     ACCOUNTS-DESCRIBE    DESCRIBE          OF PERIOD
----------------------------  --------------------   ----------------   -----------------   ----------       --------------
YEAR ENDED DECEMBER 31, 1999
Deducted from asset
  accounts:
  Allowance for doubtful
    accounts receivable.....       $2,127,000           $ (328,043)            $0           $   54,808(A)      $1,744,149
  Inventory reserves and
    obsolescence............       $1,740,093           $3,513,481             $0           $1,727,730(B)      $3,525,844

YEAR ENDED DECEMBER 31, 1998
Deducted from asset
  accounts:
  Allowance for doubtful
    accounts receivable.....       $1,058,663           $1,090,170             $0           $   21,833(A)      $2,127,000
  Inventory reserves and
    obsolescence............       $2,054,938           $  907,438             $0           $1,222,283(B)      $1,740,093

YEAR ENDED DECEMBER 31, 1997
Deducted from asset
  accounts:
  Allowance for doubtful
    accounts receivable.....       $  954,289           $  143,666             $0           $   39,292(A)      $1,058,663
  Inventory reserves and
    obsolescence............       $1,717,795           $2,816,498             $0           $2,479,355(B)      $2,054,938

---------

Note A -- Bad debts written-off, net of recoveries.

Note B -- Inventory write-off.

                 REPORTS OF INDEPENDENT AUDITORS AND MANAGEMENT

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
Brush Wellman Inc.

     We have audited the accompanying consolidated balance sheets of Brush Wellman Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Brush Wellman Inc. and subsidiaries at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/ ERNST & YOUNG LLP

Cleveland, Ohio
January 24, 2000

                       CONSOLIDATED STATEMENTS OF INCOME

                      BRUSH WELLMAN INC. AND SUBSIDIARIES
                 YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                         1999           1998           1997
                                                      -----------    -----------    -----------
Net sales...........................................  $   455,707    $   409,892    $   433,801
  Cost of sales.....................................      363,773        325,173        324,463
                                                      -----------    -----------    -----------
Gross profit........................................       91,934         84,719        109,338
  Selling, administrative, and general expenses.....       70,561         64,553         65,282
  Research and development expenses.................        8,506          8,665          7,707
  Other -- net......................................        2,309         21,814            325
                                                      -----------    -----------    -----------
Operating profit (loss).............................       10,558        (10,313)        36,024
  Interest expense..................................        4,173          1,249            553
                                                      -----------    -----------    -----------
          Income (loss) before income taxes.........        6,385        (11,562)        35,471
Income taxes (benefit):
  Currently payable.................................          555          1,147          8,506
  Deferred..........................................         (609)        (5,577)         1,368
                                                      -----------    -----------    -----------
                                                              (54)        (4,430)         9,874
                                                      -----------    -----------    -----------
          Net income (loss).........................  $     6,439    $    (7,132)   $    25,597
                                                      ===========    ===========    ===========
Net income (loss) per share of common
  stock -- basic....................................  $      0.40    $     (0.44)   $      1.58
                                                      ===========    ===========    ===========
Average number of shares of common stock
  outstanding -- basic..............................   16,198,885     16,267,804     16,214,718
Net income (loss) per share of common
  stock -- diluted..................................  $      0.40    $     (0.44)   $      1.56
                                                      ===========    ===========    ===========
Average number of shares of common stock
  outstanding -- diluted............................   16,279,591     16,267,804     16,429,468

                See notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                      BRUSH WELLMAN INC. AND SUBSIDIARIES
                 YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

                                                               1999        1998        1997
                                                             --------    --------    --------
                                                                  (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)..........................................  $  6,439    $ (7,132)   $ 25,597
Adjustments to reconcile net income (loss) to net cash
  provided from Operating Activities:
  Depreciation, depletion and amortization.................    20,779      21,535      18,695
  Amortization of mine development.........................     6,258       3,054         634
  Impairment of fixed assets and related intangibles.......        --      14,273          --
  Decrease (increase) in accounts receivable...............   (16,833)      2,670     (12,652)
  Decrease (increase) in inventory.........................    (7,641)    (10,266)      3,653
  Decrease (increase) in prepaid and other current
     assets................................................    (6,487)     (8,969)     (4,001)
  Increase (decrease) in accounts payable and accrued
     expenses..............................................    16,080       1,091      10,126
  Increase (decrease) in interest and taxes payable........     1,041      (1,671)     (2,536)
  Increase (decrease) in deferred income taxes.............     6,684       3,490       1,468
  Increase (decrease) in other long-term liabilities.......       (39)      1,739         962
  Other -- net.............................................    (1,806)       (328)     (1,550)
                                                             --------    --------    --------
          NET CASH PROVIDED FROM OPERATING ACTIVITIES......    24,475      19,486      40,394
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for purchase of property, plant, and equipment....   (16,758)    (36,732)    (53,155)
Payments for mine development..............................      (288)       (433)     (9,526)
Payments for acquisition of business.......................        --     (12,376)         --
Other investments -- net...................................        37       6,331      (1,686)
                                                             --------    --------    --------
          NET CASH (USED IN) INVESTING ACTIVITIES..........   (17,009)    (43,210)    (64,367)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of short-term debt..................       221      15,595       6,997
Proceeds from issuance of long-term debt...................    36,000      15,000          --
Repayment of long-term debt................................   (20,000)       (800)       (960)
Repayment of short-term debt...............................   (17,905)     (1,815)        (93)
Purchase of treasury stock.................................        --      (5,349)     (4,927)
Issuance of common stock under stock option plans..........       188       3,561       5,872
Payments of dividends......................................    (7,843)     (7,812)     (7,285)
                                                             --------    --------    --------
          NET CASH PROVIDED FROM (USED IN) FINANCING
            ACTIVITIES.....................................    (9,339)     18,380        (396)
Effects of exchange rate changes on cash and cash
  equivalents..............................................        34         112        (210)
                                                             --------    --------    --------
          NET CHANGE IN CASH AND CASH EQUIVALENTS..........    (1,839)     (5,232)    (24,579)
          CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR...     1,938       7,170      31,749
                                                             --------    --------    --------
          CASH AND CASH EQUIVALENTS AT END OF YEAR.........  $     99    $  1,938    $  7,170
                                                             ========    ========    ========

                See notes to consolidated financial statements.

                          CONSOLIDATED BALANCE SHEETS

                      BRUSH WELLMAN INC. AND SUBSIDIARIES
                           DECEMBER 31, 1999 AND 1998

                                                                1999          1998
                                                              ---------    ----------
                                                              (DOLLARS IN THOUSANDS)
ASSETS
CURRENT ASSETS
Cash and cash equivalents...................................  $      99    $    1,938
Accounts receivable (less allowance of $1,744 for 1999 and
  $2,127 for 1998)..........................................     79,772        62,181
Inventories.................................................    110,570       103,108
Prepaid expenses............................................      7,204         7,210
Deferred income taxes.......................................     26,610        20,087
                                                              ---------    ----------
          TOTAL CURRENT ASSETS..............................    224,255       194,524
OTHER ASSETS................................................     44,547        44,697
PROPERTY, PLANT, AND EQUIPMENT
Land........................................................      5,875         5,426
Buildings...................................................     92,802        88,912
Machinery and equipment.....................................    298,539       282,492
Construction in progress....................................      5,452        10,694
Allowances for depreciation.................................   (254,397)     (236,520)
                                                              ---------    ----------
                                                                148,271       151,004
Mineral resources...........................................      5,106         5,101
Mine development............................................     13,519        28,842
Allowances for amortization and depletion...................    (11,207)      (20,478)
                                                              ---------    ----------
                                                                  7,418        13,465
                                                              ---------    ----------
          PROPERTY, PLANT, AND EQUIPMENT -- NET.............    155,689       164,469
                                                              ---------    ----------
                                                              $ 424,491    $  403,690
                                                              =========    ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Short-term debt.............................................  $  34,687    $   45,587
Accounts payable............................................     27,731        15,156
Salaries and wages..........................................     12,385         8,381
Taxes other than income taxes...............................      3,340         3,196
Other liabilities and accrued items.........................     14,144        14,905
Dividends payable...........................................      1,959         1,966
Income taxes................................................      5,178         4,341
                                                              ---------    ----------
          TOTAL CURRENT LIABILITIES.........................     99,424        93,532
OTHER LONG-TERM LIABILITIES.................................     10,492        10,507
RETIREMENT AND POST-EMPLOYMENT BENEFITS.....................     39,430        39,448
LONG-TERM DEBT..............................................     42,305        32,105
DEFERRED INCOME TAXES.......................................     12,202         6,287
SHAREHOLDERS' EQUITY
Serial preferred stock, no par value; 5,000,000 shares
  authorized, none issued...................................         --            --
Common stock, $1 par value
  Authorized 45,000,000 shares; issued 22,517,363 issued
     shares (22,481,321 for 1998)...........................     22,517        22,481
Additional paid-in capital..................................     63,901        63,974
Retained income.............................................    237,893       239,230
                                                              ---------    ----------
                                                                324,311       325,685
Common stock in treasury, 6,190,077 shares in 1999
  (6,177,418 in 1998).......................................   (104,565)     (104,050)
Other equity transactions...................................        892           176
                                                              ---------    ----------
          TOTAL SHAREHOLDERS' EQUITY........................    220,638       221,811
                                                              ---------    ----------
                                                              $ 424,491    $  403,690
                                                              =========    ==========

                See notes to consolidated financial statements.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                      BRUSH WELLMAN INC. AND SUBSIDIARIES
                 YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                  ADDITIONAL               COMMON         OTHER
                                        COMMON     PAID-IN     RETAINED   STOCK IN    COMPREHENSIVE
                                         STOCK     CAPITAL      INCOME    TREASURY       INCOME        OTHER     TOTAL
                                        -------   ----------   --------   ---------   -------------   -------   --------
BALANCES AT JANUARY 1, 1997...........  $21,909    $53,650     $236,043   $ (91,357)     $    27      $(1,015)  $219,257
Net income............................                           25,597                                           25,597
Foreign currency translation
  adjustment..........................                                                    (1,657)                 (1,657)
                                                                                                                --------
Comprehensive income..................                                                                            23,940
Declared dividends $.46 per share.....                           (7,463)                                          (7,463)
Proceeds from sale of 309,196 shares
  under option plans..................      309      4,821                                                         5,130
Income tax benefit from employees'
  stock options.......................                 742                                                           742
Other equity transactions.............        9        370           (3)                                  113        489
Forfeiture of restricted stock........                                         (355)                                (355)
Purchase of shares for treasury.......                                       (4,927)                              (4,927)
                                        -------    -------     --------   ---------      -------      -------   --------
BALANCES AT DECEMBER 31, 1997.........   22,227     59,583      254,174     (96,639)      (1,630)        (902)   236,813
Net loss..............................                           (7,132)                                          (7,132)
Foreign currency translation
  adjustment..........................                                                     1,563                   1,563
                                                                                                                --------
Comprehensive loss....................                                                                            (5,569)
Declared dividends $.48 per share.....                           (7,812)                                          (7,812)
Proceeds from sale of 179,101 shares
  under option plans..................      179      2,875                                                         3,054
Income tax benefit from employees'
  stock options.......................                 496                                                           496
Other equity transactions.............       75      1,020                   (1,471)                    1,145        769
Forfeiture of restricted stock........                                         (591)                                (591)
Purchase of shares for treasury.......                                       (5,349)                              (5,349)
                                        -------    -------     --------   ---------      -------      -------   --------
BALANCES AT DECEMBER 31, 1998.........   22,481     63,974      239,230    (104,050)         (67)         243    221,811
Net income............................                            6,439                                            6,439
Foreign currency translation
  adjustment..........................                                                        59                      59
                                                                                                                --------
Comprehensive income..................                                                                             6,498
Declared dividends $.48 per share.....                           (7,776)                                          (7,776)
Proceeds from sale of 12,220 shares
  under option plans..................       12        168                                                           180
Income tax benefit from employees'
  stock options.......................                   8                                                             8
Other equity transactions.............       24       (249)                    (272)                      657        160
Forfeiture of restricted stock........                                         (243)                                (243)
                                        -------    -------     --------   ---------      -------      -------   --------
BALANCES AT DECEMBER 31, 1999.........  $22,517    $63,901     $237,893   $(104,565)     $    (8)     $   900   $220,638
                                        =======    =======     ========   =========      =======      =======   ========

                See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      BRUSH WELLMAN INC. AND SUBSIDIARIES
                               DECEMBER 31, 1999

NOTE A -- SIGNIFICANT ACCOUNTING POLICIES

     ORGANIZATION: The Company is a manufacturer of engineered materials used in the computer and related electronics, telecommunications, automotive electronics, industrial components, optical media, data storage, and decorative and performance film markets. The Company also sells into the aerospace/defense and appliance/ consumer markets. The majority of sales are to customers in North America, Western Europe, and the Pacific Rim. The Company's Metal Systems Group produces strip and bulk alloys (primarily copper beryllium), beryllium, and Engineered Material Systems. The Microelectronics Group manufactures precious and non-precious metal vapor deposition targets, other precious metals, specialty alloys, ceramics, powder metallurgy, thick film metalization and electronic packages. These two business segments are structured based upon commonalties of the products manufactured and/or markets served. The Company is vertically integrated and distributes its products through a combination of Company-owned facilities and outside distributors and agents.

     USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.

     CONSOLIDATION: The consolidated financial statements include the accounts of Brush Wellman Inc. and its subsidiaries, all of which are wholly-owned. Intercompany accounts and transactions are eliminated in consolidation.

     CASH EQUIVALENTS: All highly liquid investments with a put option or maturity of three months or less when purchased are considered to be cash equivalents.

     INVENTORIES: Inventories are stated at the lower of cost or market. The cost of domestic inventories except ore and supplies is principally determined using the last-in, first-out (LIFO) method. The remaining inventories are stated principally at average cost.

     PROPERTY, PLANT, AND EQUIPMENT: Property, plant, and equipment is stated on the basis of cost. Depreciation is computed principally by the straight-line method, except certain facilities for which depreciation is computed by the sum-of-the-years digits or units-of-production method. Depreciable lives that are used in computing the annual provision for depreciation by class of asset are as follows:

                                                                  YEARS
                                                              -------------
Land improvements...........................................        5 to 25
Buildings...................................................       10 to 40
Leasehold improvements......................................  Life of lease
Machinery and equipment.....................................        3 to 15
Furniture and fixtures......................................        4 to 15
Automobiles and trucks......................................         2 to 8
Research equipment..........................................        6 to 12
Computer hardware...........................................        3 to 10

     Depreciation expense was $18,438,000 in 1999, $20,708,000 in 1998, and
$18,128,000 in 1997.

     The Company adopted the provisions of Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," in 1999. The impact of this adoption on the Company's financial statements was not significant. Computer software, which is included in Other Assets on the Consolidated Balance Sheets, is amortized over three to ten years.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     MINERAL RESOURCES AND MINE DEVELOPMENT: Property acquisition costs and mining costs associated with waste rock removal are recorded at cost and are depleted or amortized by the units-of-production method based on recoverable proven beryllium reserves. Exploration and pre-production mine development expenses are charged to operations in the period in which they are incurred.

     INTANGIBLE ASSETS: The cost of intangible assets is amortized by the straight-line method over the periods estimated to be benefited, which is generally twenty years or less.

     ASSET IMPAIRMENT: In the event that facts and circumstances indicate that the carrying value of long-lived and intangible assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flow associated with the asset would be compared to the asset's carrying amount to determine if a write-down may be required.

     DERIVATIVES: The Company uses derivatives to manage its foreign currency, interest rate, and commodity price exposures. Forward foreign exchange currency contracts that do not qualify for hedge accounting treatment are marked-to-market using the applicable rates and any unrealized gains and losses are taken to income. Realized gains and losses on forward contracts, swaps, and options are taken to income when the financial instrument matures. Gains and losses on foreign currency derivative contracts are recorded in Other-net while gains and losses on commodity derivative contracts are recorded in Cost of sales. Gains and losses on interest rate derivatives are recorded in Cost of sales or Interest expense depending upon the nature of the underlying hedged transaction. The outstanding commodity and interest rate derivatives qualify for hedge accounting treatment. Option premiums are classified as prepaid expenses and amortized over the term of the option.

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 2000. The Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has not yet determined when it will adopt the Statement nor has it determined what the effect of the Statement will be on earnings and the financial position of the Company.

     REVENUE RECOGNITION: The Company recognizes revenue when goods are shipped and title passes to the customer.

     ADVERTISING COSTS: The Company expenses all advertising costs as incurred. Advertising costs were immaterial for the years presented in the consolidated financial statements.

     EXCHANGE GAIN(LOSS): Included in Other-net in the Consolidated Statements of Income is an exchange gain(loss) of $2,240,000 in 1999, ($1,752,000) in 1998, and $2,275,000 in 1997.

     INCOME TAXES: The Company uses the liability method as required by Statement of Financial Accounting Standards (SFAS) No. 109 in measuring the provision for income taxes and recognizing deferred tax assets and liabilities on the balance sheet.

     RECLASSIFICATION: Certain amounts in prior years have been reclassified to conform with the 1999 consolidated financial statement presentation.

     NET INCOME PER SHARE: Basic earnings per share (EPS) is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EPS reflects the assumed conversion of all dilutive common stock equivalents as appropriate under the treasury stock method.

NOTE B -- ACQUISITIONS

     At the end of the second quarter of 1998, the Company acquired certain assets of Pure Tech Inc. for cash. The transaction was accounted for as a purchase and did not have a material impact on operations.

NOTE C -- INVENTORIES

     Inventories in the consolidated balance sheets are summarized as follows:

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                1999         1998
                                                              ---------    ---------
                                                              (DOLLARS IN THOUSANDS)
Principally average cost:
  Raw materials and supplies................................  $ 20,520     $ 18,708
  In process................................................    73,192       60,919
  Finished goods............................................    39,634       42,021
                                                              --------     --------
     Gross inventories......................................   133,346      121,648
Excess of average cost over LIFO
  Inventory value...........................................    22,776       18,540
                                                              --------     --------
  Net inventories...........................................  $110,570     $103,108
                                                              ========     ========

     Average cost approximates current cost. Gross inventories accounted for using the LIFO method total $100,529,000 at December 31, 1999 and $92,715,000 at December 31, 1998.

NOTE D -- INTEREST

     Interest expense associated with active construction and mine development projects is capitalized and amortized over the future useful lives of the related assets. Interest paid was $4,534,000, $2,732,000, and $2,560,000 in 1999, 1998, and 1997, respectively. Interest costs capitalized and the amounts amortized are as follows:

                                                                  DECEMBER 31,
                                                           --------------------------
                                                            1999      1998      1997
                                                           ------    ------    ------
                                                             (DOLLARS IN THOUSANDS)
Interest incurred........................................  $4,302    $2,829    $2,371
Less capitalized interest................................     129     1,580     1,818
                                                           ------    ------    ------
                                                           $4,173    $1,249    $  553
                                                           ======    ======    ======
Amortization, included principally in cost of sales......  $  880    $  697    $  600
                                                           ======    ======    ======

     In 1986, the Company purchased company-owned life insurance policies insuring the lives of certain United States employees. The contracts are recorded at cash surrender value, net of policy loans, in Other Assets. The net contract (income) expense, including interest expense recorded in Selling, Administrative, and General expenses, was ($283,000), $580,000 and $1,075,000 in 1999, 1998, and 1997, respectively. The related interest expense was $2,404,000, $2,966,000, and $3,081,000, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE E -- DEBT

     A summary of long-term debt follows:

                                                                     DECEMBER 31
                                                                ----------------------
                                                                  1999         1998
                                                                ---------    ---------
                                                                (DOLLARS IN THOUSANDS)
9.68% medium-term notes, payable in 2000....................     $ 5,000      $ 5,000
Variable rate demand bonds payable in installments beginning
  in 2005...................................................       3,000        3,000
5.45% -- 6.45% industrial development revenue bonds payable
  in equal installments through 2000........................         800        1,600
Variable rate industrial development revenue bonds payable
  in 2016...................................................       8,305        8,305
Revolving credit agreement..................................      31,000       15,000
                                                                 -------      -------
                                                                  48,105       32,905
Current portion of long-term debt...........................      (5,800)        (800)
                                                                 -------      -------
                                                                 $42,305      $32,105
                                                                 =======      =======

     Maturities on long-term debt instruments as of December 31, 1999 are as follows:

                                                                (DOLLARS IN
                                                                 THOUSANDS)
2000........................................................      $ 5,800
2001........................................................            0
2002........................................................       31,000
2003........................................................            0
2004........................................................            0
Thereafter..................................................       11,305
                                                                  -------
                                                                  $48,105
                                                                  =======

     The Company has a revolving credit agreement with five banks which provide a maximum availability of $55,000,000 through January, 2002. At December 31, 1999, there is $31,000,000 in borrowings outstanding against this agreement at an average rate of 7.85% that is fixed through January, 2000 at which time it will be reset according to the terms and options available to the Company under the agreement. The agreement allows the Company to borrow money at a premium over LIBOR or prime rate and at varying maturities.

     The following table summarizes the Company's short-term lines of credit. Amounts shown as outstanding are included in short-term debt on the Consolidated Balance Sheets.

                                                                  DECEMBER 31, 1999
                                                          ---------------------------------
                                                           TOTAL    OUTSTANDING   AVAILABLE
                                                          -------   -----------   ---------
                                                               (DOLLARS IN THOUSANDS)
Domestic................................................  $ 5,000     $   800      $ 4,200
Foreign.................................................   34,851      21,169       13,682
Precious Metal..........................................    6,918       6,918           --
                                                          -------     -------      -------
     Total..............................................  $46,769     $28,887      $17,882
                                                          =======     =======      =======

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                  DECEMBER 31, 1998
                                                          ---------------------------------
                                                           TOTAL    OUTSTANDING   AVAILABLE
                                                          -------   -----------   ---------
                                                               (DOLLARS IN THOUSANDS)
Domestic................................................  $20,000     $12,423      $ 7,577
Foreign.................................................   37,903      25,544       12,359
Precious Metal..........................................    6,844       6,820           24
                                                          -------     -------      -------
     Total..............................................  $64,747     $44,787      $19,960
                                                          =======     =======      =======

     The domestic and foreign lines are uncommitted, unsecured, and renewed annually. The precious metal facility (primarily gold) is secured and renewed annually. Also included in short-term debt at December 31, 1999 is $800,000 representing the current maturity of an industrial development revenue bond and $5,000,000 representing the current maturity of a medium-term note. The average interest rate on short-term debt was 3.68% and 3.70% as of December 31, 1999 and 1998, respectively.

     The Company has a private placement agreement whereby the Company can issue up to an aggregate of $75,000,000 of medium-term notes ($5,000,000 outstanding at December 31, 1999). The notes bear a fixed interest rate and may have maturities from nine months to thirty years from date of issue as agreed upon in each case by the purchaser and the Company.

     In November, 1996, the Company entered into an agreement with the Lorain Port Authority, Ohio to issue $8,305,000 in variable rate industrial revenue bonds, maturing in 2016. The variable rate ranged from 2.44% to 5.71% during 1999 and from 3.09% to 4.64% during 1998.

     In 1994, the Company re-funded its $3,000,000 industrial development revenue bonds. The 7.25% bonds were re-funded into variable rate demand bonds. The variable rate ranged from 2.30% to 5.55% during 1999 and from 2.95% to 4.45% during 1998. In December 1995, the Company entered into an interest rate swap agreement to manage its interest rate exposure on the $3,000,000 variable rate demand bond. The Company converted the variable rate to a fixed rate of 6.03% under the interest rate swap agreement that matures in 2002.

     The loan agreements include certain restrictive covenants covering the incurrence of additional debt, interest coverage, and maintenance of working capital, tangible net worth (as defined), and debt to earnings ratio. The most restrictive covenant is the funded debt to earnings before interest, taxes, depreciation, and amortization (EBITDA) ratio. In January, 1999 and September 1999, the Company revised certain provisions of its revolving credit agreement and a master lease agreement (see Note F to the Consolidated Financial Statements), including the funded debt to EBITDA ratio.

NOTE F -- LEASING ARRANGEMENTS

     The Company leases warehouse and manufacturing space, and manufacturing and computer equipment under operating leases with terms ranging up to 25 years. Rent expense amounted to $10.5 million, $6.8 million, and $4.3 million during 1999, 1998, and 1997, respectively. The future estimated minimum lease payments under non-cancelable operating leases with initial lease terms in excess of one year at December 31, 1999, are as follows: 2000 -- $9.1 million; 2001 -- $8.9 million; 2002 -- $4.2 million; 2003 -- $4.1 million; 2004 -- $3.9 million; and
thereafter -- $19.9 million.

     The Company has operating leases for a production facility and certain equipment located in that facility. The facility and related equipment are owned by third parties and cost approximately $80.0 million. Start-up of this facility began in the fourth quarter of 1997. Lease payments for the facility continue through 2011 with options for renewal. Lease payments for the related equipment began in 1999 and continue through the initial lease term expiring in 2001. The Company has options to renew the lease of the equipment for seven one-year periods and to purchase the equipment for its estimated fair value at the end of each term. The lease provides

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for a substantial residual value guarantee by the Company at the termination of the lease. The estimated minimum payments under these leases are included in the preceding paragraph.

     The lease agreements include restrictive covenants covering certain liquidity ratios, maintenance of tangible net worth (as defined), and maximum rental expenses. In January and September of 1999, the Company amended certain provisions of its master lease agreement, including its covenant regarding the funded debt to earnings before interest, taxes, depreciation, and amortization (EBITDA) ratio.

NOTE G -- DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE INFORMATION

     The Company is exposed to commodity price, interest rate, and foreign currency exchange rate differences and attempts to minimize the effects of these exposures through a combination of natural hedges and the use of derivative financial instruments. The following table summarizes the fair value of the Company's outstanding derivatives and debt as of December 31, 1999 and December 31, 1998.

                                        DECEMBER 31, 1999                  December 31, 1998
                                  ------------------------------    -------------------------------
                                  NOTIONAL    CARRYING     FAIR     NOTIONAL    CARRYING     FAIR
                                   AMOUNT      AMOUNT     VALUE      AMOUNT      AMOUNT      VALUE
                                  --------    --------    ------    --------    --------    -------
                                                       (DOLLARS IN THOUSANDS)
FOREIGN CURRENCY CONTRACTS
Forward Contracts
  Yen...........................  $ 12,100     $(887)     $ (887)   $  7,800     $(136)     $  (136)
  Deutschmark...................     8,800       276         276      13,300      (593)        (593)
  Pound Sterling................       300        (8)         (8)      4,200        (9)          (9)
                                  --------     -----      ------    --------     -----      -------
     Total......................  $ 21,200     $(619)     $ (619)   $ 25,300     $(738)     $  (738)
                                  ========     =====      ======    ========     =====      =======
Options
  Yen...........................  $ 22,400        --      $ (487)   $  9,700        --      $  (137)
  Deutschmark...................     8,600        --          97       9,800        --          143
  Pound Sterling................     4,000        --          (7)         --        --           --
                                  --------     -----      ------    --------     -----      -------
     Total......................  $ 35,000        --      $ (397)   $ 19,500        --      $     6
                                  ========     =====      ======    ========     =====      =======
COMMODITY SWAPS
Floating To Fixed...............  $  1,610        --      $  165    $  8,100        --      $(1,200)
INTEREST RATE SWAPS
Floating To Fixed...............  $118,700        --      $1,678    $118,700        --      $(4,308)

     SFAS No. 107 defines fair value as the amount at which an instrument could be exchanged in a current transaction between willing parties other than in a forced or liquidation sale. The fair value of the forward contracts, options, and swaps was calculated using the applicable market rates at December 31, 1999 and December 31, 1998.

FOREIGN EXCHANGE HEDGE CONTRACTS

     The Company uses forward and option contracts to hedge anticipated foreign currency transactions, primarily foreign sales. The purpose of the program is to protect against the reduction in value of the foreign currency transactions from adverse exchange rate movements. Should the dollar strengthen significantly, the decrease in the translated value of the foreign currency transactions should be partially offset by gains on the hedge contracts. Depending upon the method used, the contract may limit the benefits from a weakening of the dollar. All contracts mature in two years or less from the date of issuance.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

COMMODITY SWAPS

     The Company purchases and manufactures products containing copper. Purchases are exposed to price fluctuations in the copper market. However, for the majority of its copper-based products, the Company will adjust its selling prices to customers to reflect the change in its copper purchase price. This program is designed to be profit neutral; i.e., any changes in copper prices, either up or down, will be directly passed on to the customer.

     The Company uses commodity swaps to hedge the copper purchase price for those volumes where price fluctuations cannot be passed on to the customer. Under these swaps, which are purchased from financial institutions, the Company makes or receives payments based on a difference between a fixed price (as specified in each individual contract) and the market price of copper. These payments will offset the change in prices of the underlying purchases and effectively fix the price of copper at the swap rate for the contracted volume.

INTEREST RATE SWAPS

     In December, 1996, the Company entered into an interest rate swap agreement to hedge the variable rate payments to be made during the initial term of an equipment lease (see Note F to the Consolidated Financial Statements). The Company has accounted for the swap as a hedge, effectively fixing the estimated lease payments through the initial lease term. The maximum notional amount covered by this contract is $60.9 million.

     In February, 1998, the Company entered into an interest rate swap agreement to hedge the variable rate payments on the equipment lease mentioned above for the remaining terms of the lease. The Company has accounted for the swap as a hedge, effectively fixing the estimated lease payments through the entire term of the lease. The maximum notional amount covered by this contract is $54.8 million.

     In December, 1995, the Company entered into an interest rate swap, converting to a fixed rate from a variable rate on a $3,000,000 industrial revenue development bond.

DEBT

     The fair value of the Company's debt was estimated using a discounted cash flow analysis based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. Using this procedure, the fair value of the Company's debt approximates the carrying value as of December 31, 1999 and December 31, 1998.

NOTE H -- CAPITAL STOCK

     The Company has 5,000,000 shares of Serial Preferred Stock authorized (no par value), none of which has been issued. Certain terms of the Serial Preferred Stock, including dividends, redemption, and conversion will be determined by the Board of Directors prior to issuance.

     On January 27, 1998, the Company's Board of Directors adopted a new share purchase rights plan and declared a dividend distribution of one right for each share of Common Stock outstanding as of the close of business on February 9, 1998. The plan allows for new shares issued after February 9, 1998 to receive one right subject to certain limitations and exceptions. Each right entitles the shareholder to buy one one-hundredth of a share of Serial Preferred Stock, Series A, at an initial exercise price of $110. There are 450,000 unissued shares of Serial Preferred Stock which will be designated as Series A Preferred Stock. Each share of Series A Preferred Stock will be entitled to participate in dividends on an equivalent basis with one hundred shares of Common Stock. Each share of Series A Preferred Stock will be entitled to one vote. The rights will not be exercisable and will not be evidenced by separate right certificates until a specified time after any person or

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS group acquires beneficial ownership of 20% or more (or announces a tender offer for 20% or more) of Brush Wellman Common Stock. The rights expire on January 27, 2008, and can be redeemed for 1 cent per right under certain circumstances.

     In May, 1997, the Company's Board of Directors authorized the repurchase of up to 1,000,000 shares of its Common Stock (not to exceed 250,000 shares per year) over a four-year period. Through December 31, 1999, the Company repurchased 455,600 shares at a total cost of $10.3 million.

     The amended 1995 Stock Incentive Plan authorizes the granting of five categories of incentive awards: option rights, performance restricted shares, performance shares, performance units, and restricted shares. As of December 31, 1999, no performance units have been granted.

     Option rights entitle the optionee to purchase common shares at a price equal to or greater than market value on the date of grant. Option rights outstanding under the amended 1995 Stock Incentive Plan and previous plans generally become exercisable over a four-year period and expire ten years from the date of the grant. In 1995, the Company's right to grant options on a total of 228,565 shares (under the Company's 1979, 1984, and 1989 stock option plans) was terminated upon shareholder approval of the amended 1995 Stock Incentive Plan. No further stock awards will be made under the Company's 1979, 1984, and 1989 stock option plans except to the extent that shares become available for grant under these plans by reason of termination of options previously granted.

     The 1990 Stock Option Plan for Non-employee Directors (the "1990 Plan") was terminated effective May 7, 1998. The 1997 Stock Incentive Plan for Non-employee Directors replaced the 1990 Plan and provides for a one-time grant of 5,000 options to up to six new non-employee directors who have not yet received options under the 1990 Plan at an option price equal to the fair market value of the shares at the date of the grant. Options are non-qualified and become exercisable six months after the date of grant. The options generally expire ten years after the date they were granted.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Stock option, performance restricted share award, performance share award, and restricted share award activities are summarized in the following table:

                                                  1999                   1998                   1997
                                          --------------------   --------------------   --------------------
                                                      WEIGHTED               Weighted               Weighted
                                           NUMBER     AVERAGE     NUMBER     AVERAGE     NUMBER     AVERAGE
                                             OF       EXERCISE      OF       EXERCISE      OF       EXERCISE
                                           SHARES      PRICE      SHARES      PRICE      SHARES      PRICE
                                          ---------   --------   ---------   --------   ---------   --------
STOCK OPTIONS:
Outstanding at beginning of year........  1,274,043    $18.57    1,345,384    $17.62    1,544,570    $18.12
Granted.................................    249,225     14.69      200,650     26.30      217,550     18.39
Exercised...............................    (12,220)    14.74     (179,101)    17.35     (309,696)    16.65
Canceled................................   (187,140)    20.85      (92,890)    24.18     (107,040)    28.79
                                          ---------              ---------              ---------
Outstanding at end of year..............  1,323,908     17.60    1,274,043     18.57    1,345,384     17.62
Exercisable at end of year..............  1,088,703     17.37    1,070,653     17.85    1,141,774     17.58
PERFORMANCE RESTRICTED AWARDS:
Awarded and restricted at beginning of
  year..................................     60,450                 89,815                 89,815
Awarded during the year.................         --                 60,450                     --
Vested..................................         --                 (6,210)                    --
Forfeited...............................     (5,388)               (83,605)                    --
                                          ---------              ---------              ---------
Awarded and restricted at end of year...     55,062                 60,450                 89,815
PERFORMANCE AWARDS:
Allocated at beginning of year..........    109,947                118,127                118,127
Allocated during the year...............         --                 30,225                     --
Issued..................................     (1,722)                    --                     --
Forfeited...............................     (2,694)               (38,405)                    --
                                          ---------              ---------              ---------
Allocated at end of year................    105,531                109,947                118,127
RESTRICTED AWARDS:
Awarded and restricted at beginning of
  year..................................     49,738                 34,638                 26,838
Awarded during the year.................     22,100                 16,900                  9,000
Vested..................................         --                     --                     --
Forfeited...............................     (3,400)                (1,800)                (1,200)
                                          ---------              ---------              ---------
Awarded and restricted at end of year...     68,438                 49,738                 34,638

     The market value of the performance restricted shares and the performance shares is adjusted for management's expectation of reaching the Management Objectives as outlined in the plan agreement, and the related dividends on the performance restricted shares have been recorded as deferred compensation-restricted stock and are a component of other equity transactions of shareholders' equity. Deferred compensation is amortized over the vesting period. Amounts recorded against selling, administrative, and general expenses totaled $10,000 in 1999, $160,000 in 1998 and $458,000 in 1997.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following table provides additional information about stock options outstanding as of December 31, 1999:

                             OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                     ------------------------------------   ----------------------
                                    WEIGHTED
                                     AVERAGE     WEIGHTED                 WEIGHTED
                                    REMAINING    AVERAGE                  AVERAGE
      RANGE OF         NUMBER      CONTRACTUAL   EXERCISE     NUMBER      EXERCISE
   OPTION PRICES     OUTSTANDING      LIFE        PRICE     EXERCISABLE    PRICE
  ----------------   -----------   -----------   --------   -----------   --------
  $11.81 to $15.75      643,560       5.74        $14.69       528,810     $14.69
  $16.06 to $19.81      456,073       5.38         17.63       394,433      17.53
  $20.25 to $26.72      224,275       7.22         25.88       165,460      25.58
                      ---------       ----        ------     ---------     ------
                      1,323,908       5.86        $17.60     1,088,703     $17.37
                      =========       ====        ======     =========     ======

     The weighted-average remaining contractual life of options outstanding at December 31, 1998 and 1997 is 5.58 years and 5.45 years, respectively. The number of shares available for future grants as of December 31, 1999, 1998, and 1997 is 824,636 shares, 897,297 shares, and 194,757 shares, respectively.

     The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock Based Compensation" but applies APB Opinion No. 25 and related interpretation in accounting for its stock incentive plans. If the Company had elected to recognize compensation expense for its stock incentive plan awards based on the estimated fair value of the awards on the grant dates consistent with the method prescribed by SFAS No. 123 by amortizing the expense over the options' vesting period, the pro forma net income and earnings per share (E.P.S.) would have been as noted below:

                                                             1999          1998           1997
                                                          ----------    -----------    -----------
                                                           (Dollars in thousands except per share
                                                                          amounts)
Net income (loss)........................  As reported      $6,439        $(7,132)       $25,597
                                             Pro Forma       5,307         (7,973)        25,113
Basic E.P.S. ............................  As reported        0.40          (0.44)          1.58
                                             Pro Forma        0.33          (0.49)          1.55
Diluted E.P.S. ..........................  As reported        0.40          (0.44)          1.56
                                             Pro Forma        0.33          (0.49)          1.53

---------------
Note: The pro forma disclosures shown are not representative of the effects on net income and earnings per share in future years.

     The weighted-average fair value of the Company's stock options used to compute the pro forma net income and earnings per share disclosures is $3.96, $7.13, and $4.99 for 1999, 1998, and 1997, respectively. The fair value is the estimated present value at grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions for the various grants in 1999, 1998 and 1997:

                                                           1999       1998       1997
                                                          -------    -------    -------
Risk-free interest rate.................................     4.77%      5.65%      6.15%
Dividend yield..........................................     3.04%      2.33%      2.00%
Volatility of stock.....................................    30.40%     31.60%     29.90%
Expected life of option.................................  6 YEARS    4 years    4 years

     The dividend yield is a function of dividends declared and the annual average stock price.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE I - SPECIAL CHARGE

     The Company recorded a special charge totaling $22.6 million pre-tax and $16.5 million after tax in 1998, primarily for write-downs of property, plant and equipment, inventory and goodwill and increases to environmental reserves. Of the $22.6 million, $5.6 million was charged to Cost of sales and $17.0 million was charged to Other-net in the Consolidated Statements of Income for the year ended December 31, 1998. The charge recorded against Other-net consisted of an asset impairment, an increase to the environmental reserve and an increase in the allowance for doubtful accounts. The Company recorded $21.8 million of the pre-tax charge in the second quarter with the balance recorded in the third and fourth quarters.

     The Company completed an update of its long-term strategic plans in the second quarter of 1998. The updated outlook for the market opportunities for various product lines, limited success in developing new applications and slower than desired progress toward achieving prior plans indicated to management that its future growth expectations for certain of its businesses needed to be lowered. As a result, management proposed, and the Board of Directors approved, restrictions on future capital investments in product lines with limited growth potential and the abandonment of various product offerings. This caused management to believe it was necessary to evaluate the recoverability of certain of its long-lived assets in accordance with paragraphs 4 and 5 of SFAS No. 121. The evaluation in the second quarter 1998 indicated that the future cash flows on an undiscounted basis were less than the carrying value of various long-lived assets and, therefore, the assets were impaired. Property, plant and equipment and related intangibles with a carrying value of $19.6 million were written down by $14.3 million to their estimated fair market value. The impaired assets are being held for future use.

     In the second quarter 1998, the Company's environmental engineers, working in conjunction with environmental consultants, concluded that additional remediation work would be required to redevelop land owned by the Company that had been used for the manufacturing operations of a former subsidiary. This property, which was written off after the subsidiary's operations were sold in 1986, is being held by the Company as vacant, unused land. The consultants and the Company believed that this work could be pursued under the State of Ohio's Voluntary Action Program (VAP) and determined the best estimate of the probable cost to be $2.1 million. Under a VAP, which was enacted into law by the State of Ohio in 1996, the property owner and the Ohio EPA may agree to a remediation plan through a process which is often shorter and less costly than the lengthy EPA review process. Upon the completion of this work in the second quarter of 1998, the Company's senior management team and the Board of Directors agreed that a VAP proposal would be submitted and, as a result, the $2.1 million reserve was established. A formal VAP proposal was subsequently developed and presented to the Ohio EPA.

     As part of the special charge in 1998, the allowance for doubtful accounts was increased by $0.6 million for a specific severely delinquent receivable. The Company continued to pursue collection of this receivable and the customer ultimately paid the past due amounts, resulting in the reversal of this provision in 1999.

     The $5.6 million charge to Cost of sales in 1998 consisted of a $2.9 million inventory writedown as a result of management's decision in the second quarter 1998 to discontinue the manufacturing and marketing of various products, accelerated depreciation of $1.6 million on equipment scheduled to be taken out of service and deferred manufacturing costs of $1.1 million associated with the equipment to be abandoned or the manufacturing of products to be discontinued.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE J - INCOME TAXES

     Income (loss) before income taxes and income taxes (benefit) are comprised of the following components, respectively:

                                                         1999       1998       1997
                                                        ------    --------    -------
                                                           (Dollars in thousands)
Income (loss) before income taxes:
  Domestic............................................  $4,983    $(12,730)   $30,993
  Foreign.............................................   1,402       1,168      4,478
                                                        ------    --------    -------
          Total before income taxes...................  $6,385    $(11,562)   $35,471
                                                        ======    ========    =======
Income taxes(benefit):
  Current income taxes:
     Domestic.........................................  $  (54)   $    442    $ 5,982
     Foreign..........................................     609         705      2,524
                                                        ------    --------    -------
          Total current...............................     555       1,147      8,506
  Deferred income taxes:
     Domestic.........................................  $ (183)   $ (5,363)   $ 1,373
     Foreign..........................................    (426)       (214)        (5)
                                                        ------    --------    -------
          Total deferred..............................    (609)     (5,577)     1,368
          Total income taxes..........................  $  (54)   $ (4,430)   $ 9,874
                                                        ======    ========    =======

     A reconciliation of the federal statutory and effective income tax rates follows:

                                                              1999     1998     1997
                                                              -----    -----    ----
Federal statutory rate......................................   34.0%   (34.0)%  35.0%
State and local income taxes, net of federal tax effect.....    1.8      1.3     1.7
Effect of excess of percentage depletion over cost
  depletion.................................................  (18.8)   (14.7)   (5.5)
Company-owned life insurance................................   (1.3)    (4.3)   (1.5)
Research and experimentation tax credit.....................  (16.3)      --    (0.5)
Difference due to book and tax basis of assets of acquired
  businesses................................................    0.3     14.2     0.4
Taxes on foreign income -- net..............................   (9.4)    (3.6)   (1.2)
Valuation allowance.........................................    5.5       --      --
Other items.................................................    3.4      2.8    (0.6)
                                                              -----    -----    ----
     Effective tax rate.....................................   (0.8)%  (38.3)%  27.8%
                                                              =====    =====    ====

     Included in domestic income taxes currently payable, as shown in the Consolidated Statements of Income, are $170,000, $234,000, and $935,000 of state and local income taxes in 1999, 1998, and 1997, respectively.

     The Company had domestic and foreign income tax payments (refunds), of $(290,000), $1,650,000, and $10,507,000 in 1999, 1998, and 1997, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Under Statement 109, deferred tax assets and liabilities are determined based on temporary differences between the financial reporting bases and the tax bases of assets and liabilities. Deferred tax assets and (liabilities) recorded in the consolidated balance sheets consist of the following at December 31:

                                                                1999         1998
                                                              ---------    ---------
                                                              (Dollars in thousands)
Postretirement benefits other than pensions.................  $ 12,384     $ 12,476
Alternative minimum tax credit..............................    18,451       11,691
Other reserves..............................................     7,612        8,094
Environmental reserves......................................     2,738        2,684
Inventory...................................................     1,417        1,893
Tax credit carryfoward......................................     1,041           --
Net operating loss carryfoward..............................       350           --
Miscellaneous...............................................       376          265
                                                              --------     --------
                                                                44,369       37,103
Valuation allowance.........................................      (350)          --
                                                              --------     --------
Total deferred tax assets...................................  $ 44,019     $ 37,103

Depreciation................................................   (21,880)     (14,562)
Pensions....................................................    (3,616)      (3,968)
Mine development............................................    (1,868)      (3,444)
Capitalized interest expense................................    (2,247)      (1,329)
                                                              --------     --------
Total deferred tax liabilities..............................   (29,611)     (23,303)
                                                              --------     --------
Net deferred tax asset......................................  $ 14,408     $ 13,800
                                                              ========     ========

     At December 31, 1999, for income tax purposes, the Company had domestic net operating loss carryforwards of $4,684,000 that expire in the year 2019. The Company also had foreign net operating loss carryforwards of $869,000 for income tax purposes that expire in the year 2004. For financial reporting purposes, a valuation allowance of $350,000 on the foreign net operating loss has been recognized to offset the deferred tax assets related to those carryforwards.

     At December 31, 1999, the Company had domestic tax credit carryforwards of $1,041,000 that are scheduled to expire in the year 2018.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE K -- EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings (loss) per share (E.P.S.):

                                                   1999          1998          1997
                                               ------------   -----------   -----------
Numerator for basic and diluted E.P.S.:
  Net income (loss)..........................  $  6,439,000   $(7,132,000)  $25,597,000
Denominator:
  Denominator for basic E.P.S.:
     Weighted-average shares outstanding.....    16,198,885    16,267,804    16,214,718
  Effect of dilutive securities:
     Employee stock options..................        28,420            --       194,189
     Performance restricted stock............            --            --        18,680
     Special restricted stock................        52,286            --         1,881
                                               ------------   -----------   -----------
     Diluted potential common shares.........        80,706            --       214,750
                                               ------------   -----------   -----------
  Denominator for diluted E.P.S.:
     Adjusted weighted-average shares
       outstanding...........................    16,279,591    16,267,804    16,429,468
                                               ============   ===========   ===========
  Basic E.P.S. ..............................  $       0.40   $     (0.44)  $      1.58
                                               ============   ===========   ===========
  Diluted E.P.S. ............................  $       0.40   $     (0.44)  $      1.56
                                               ------------   -----------   -----------

     Under SFAS No. 128, "Earnings per Share," no potential common shares shall be included in the computation of any diluted per-share amount when a loss from continuing operations exists. Accordingly, dilutive securities totaling approximately 157,000 shares have been excluded from the 1998 diluted E.P.S. calculation.

     Options to purchase Common Stock with exercise prices in excess of the average share price totaling 680,348 at December 31, 1999, 374,350 at December 31, 1998, and 130,500 at December 31, 1997 were excluded from the diluted E.P.S. calculations as their effect would have been anti-dilutive.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE L -- PENSIONS AND OTHER POSTRETIREMENT BENEFITS

                                                    PENSION BENEFITS         OTHER BENEFITS
                                                  --------------------    --------------------
                                                    1999        1998        1999        1998
                                                  --------    --------    --------    --------
                                                             (DOLLARS IN THOUSANDS)
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at end of prior year.........  $ 84,794    $ 71,668    $ 31,330    $ 30,775
Service cost....................................     3,649       3,063         362         345
Interest cost...................................     5,843       5,154       2,114       2,122
Amendments......................................         8       5,025      (1,355)         --
Actuarial (gain) loss...........................   (11,624)      3,552       1,339         274
Benefit payments................................    (5,756)     (3,668)     (2,586)     (2,186)
                                                  --------    --------    --------    --------
Benefit obligation at end of year...............  $ 76,914    $ 84,794    $ 31,204    $ 31,330
                                                  --------    --------    --------    --------
CHANGE IN PLAN ASSETS
Fair value of plan assets at end of prior
  year..........................................  $110,037    $ 96,372          --          --
Actual return on plan assets....................    10,140      17,316          --          --
Employer contributions..........................        24          17    $  2,586    $  2,186
Plan participants contributions.................        --          --          --          --
Benefit payments................................    (5,756)     (3,668)     (2,586)     (2,186)
                                                  --------    --------    --------    --------
Fair value of plan assets at end of year........  $114,445    $110,037          --          --
                                                  --------    --------    --------    --------
Funded status...................................  $ 37,531    $ 25,243    $(31,204)   $(31,330)
Unrecognized net actuarial (gain) loss..........   (32,465)    (19,989)     (3,889)     (5,386)
Unrecognized prior service cost.................     7,337       7,984      (1,355)         --
Unrecognized initial net (asset) obligation.....    (1,894)     (2,601)         --          --
                                                  --------    --------    --------    --------
Net amount recognized...........................  $ 10,509    $ 10,637    $(36,448)   $(36,716)
                                                  ========    ========    ========    ========
AMOUNTS RECOGNIZED IN THE CONSOLIDATED BALANCE
  SHEET CONSIST OF:
Prepaid benefit cost............................  $ 13,417    $ 12,988          --          --
Accrued benefit liability.......................    (2,908)     (2,351)    (36,448)    (36,716)
                                                  --------    --------    --------    --------
Net amount recognized...........................  $ 10,509    $ 10,637    $(36,448)   $(36,716)
                                                  ========    ========    ========    ========
WEIGHTED-AVERAGE ASSUMPTIONS AS OF DECEMBER 31
Discount rate...................................      8.00%       7.00%       8.00%       7.00%
Expected return on plan assets..................     10.00%       9.00%        N/A         N/A
Rate of compensation increase...................      5.00%       5.00%        N/A         N/A

     For measurement purposes, a 7.00 percent annual rate of increase in the per capita cost of covered health care benefits was assumed for 2000 decreasing gradually to 6.00 percent in 2002 and remaining at that level thereafter for pre-65 benefits and 6.00 percent for post-65 benefits for all years.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                          PENSION BENEFITS                 OTHER BENEFITS
                                    -----------------------------    --------------------------
                                     1999       1998       1997       1999      1998      1997
                                    -------    -------    -------    ------    ------    ------
                                                      (DOLLARS IN THOUSANDS)
COMPONENTS OF NET PERIODIC BENEFIT
  COST
Service cost......................  $ 3,649    $ 3,063    $ 2,434    $  362    $  345    $  312
Interest cost.....................    5,842      5,154      4,916     2,114     2,122     2,174
Expected return on plan assets....   (9,288)    (7,589)    (7,082)       --        --        --
Amortization of prior service
  cost............................      613        340        258        --        --        --
Amortization of initial net
  (asset) obligation..............     (707)      (707)      (707)       --        --        --
Recognized net actuarial (gain)
  loss............................       --          3          2      (159)     (215)     (230)
                                    -------    -------    -------    ------    ------    ------
Net periodic benefit cost.........  $   109    $   264    $  (179)   $2,317    $2,252    $2,256
                                    =======    =======    =======    ======    ======    ======

     The Company revised the expected return on asset assumption used in calculating the annual expense for its various domestic pension plans in accordance with SFAS No. 87, "Employers' Accounting for Pensions". The assumed expected rate of return was increased to 10.0% from 9.0% with the impact being accounted for as a change in estimate. The Company believes that this change is a more accurate representation of the expected performance of the plans' assets. The change resulted in an increase to net income of $613,000 and an increase to diluted earnings per share of $0.04 in 1999.

     The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $1,463,000, $1,068,000, and $0, respectively, as of December 31, 1999, and $1,275,000, $852,000, and $0, respectively, as of December 31, 1998.

     Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                              1-PERCENTAGE    1-PERCENTAGE
                                                                 POINT           POINT
                                                                INCREASE        DECREASE
                                                              ------------    ------------
                                                                 (DOLLARS IN THOUSANDS)
Effect on total of service and interest cost components.....     $  109         $  (101)
Effect on postretirement benefit obligation.................      1,482          (1,304)

     The Company also has accrued unfunded retirement arrangements for certain directors. At December 31, 1999, the projected benefit obligation was $213,000 ($239,000 in 1998). A corresponding accumulated benefit obligation of $213,000 ($239,000 in 1998) has been recognized as a liability in the balance sheet and is included in retirement and post-employment benefits. Certain foreign subsidiaries have funded and accrued unfunded retirement arrangements which are not material to the consolidated financial statements.

     The Company also sponsors a defined contribution plan available to substantially all U. S. employees. Company contributions to the plan are based on matching a percentage of employee savings up to a specified savings level. The Company's contributions were $2,358,000 in 1999, $2,291,000 in 1998, and $2,207,000 in 1997.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE M -- CONTINGENCIES AND COMMITMENTS

CBD CLAIMS

     The Company is a defendant in proceedings in various state and federal courts by plaintiffs alleging that they have contracted chronic beryllium disease ("CBD") or related ailments as a result of exposure to beryllium. Plaintiffs in CBD cases seek recovery under theories of intentional tort and various other legal theories and seek compensatory and punitive damages, in many cases of an unspecified sum. Spouses, if any, claim loss of consortium. Additional CBD claims may arise.

     Management believes the Company has substantial defenses in these cases and intends to contest the suits vigorously. Employee cases, in which plaintiffs have a high burden of proof, have historically involved relatively small losses to the Company. Third party plaintiffs (typically employees of our customers) face a lower burden of proof than do our employees, but these cases are generally covered by insurance.

     Although it is not possible to predict the outcome of the litigation pending against the Company and its subsidiaries, the Company provides for costs related to these matters when a loss is probable and the amount is reasonably estimable. Litigation is subject to many uncertainties, and it is possible that some of these actions could be decided unfavorably in amounts exceeding the Company's reserves. An unfavorable outcome or settlement of a pending CBD case or additional adverse media coverage could encourage the commencement of additional similar litigation. The Company is unable to estimate its potential exposure to unasserted claims.

     While the Company is unable to predict the outcome of the current or future CBD proceedings, based upon currently known facts and assuming collectibility of insurance the Company does not believe that resolution of these proceedings will have a material adverse effect on the financial condition or cash flow of the Company. However, the Company's results of operations could be materially affected by unfavorable results in one or more of these cases.

ENVIRONMENTAL PROCEEDINGS

     The Company has an active program for environmental compliance which includes the identification of environmental projects and estimating their impact on the Company's financial performance and available resources. Environmental expenditures that relate to current operations, such as wastewater treatment and control of airborne emissions, are either expensed or capitalized as appropriate. The Company records reserves for the probable costs for environmental remediation projects. The Company's environmental engineers perform routine on-going analyses of the remediation sites. Accruals are based upon their analyses and are established at either the best estimate or at the low end of the estimated range of costs. The accruals are revised for the results of on-going studies and for differences between actual and projected costs. The accruals are also affected by rulings and negotiations with regulatory agencies. The timing of payments often lags the accrual as environmental projects typically require a number of years to complete. The Company established undiscounted reserves of $8,316,000 at December 31, 1999 ($7,858,000 at December 31, 1998). The current portion of the reserve totaled $610,000 at December 31, 1999 and is included in the Consolidated Balance Sheet as Other liabilities and accrued items while the remaining $7,706,000 of the reserve at December 31, 1999 is considered long-term and is included under Other long-term liabilities. The Company expects that any sum it may be required to pay in connection with environmental matters is not reasonably likely to exceed the reserve by amounts that would be material to the financial statements. However, the Company cannot predict the effect of compliance with environmental requirements with respect to unknown environmental matters on the Company's financial position or the possible effect of compliance with environmental requirements imposed in the future.

     Environmental expenses approximated $0.9 million, $3.2 million and $1.7 million in 1999, 1998 and 1997, respectively. As further described in Note I, 1998 expenses included $2.1 million for the VAP recorded as part

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS of the special charge. The majority of the accrual in all three years is associated with RCRA projects, SWMU closures and other projects at the Company's Elmore, Ohio facility. The Company also adopted SOP 96-01 during the periods presented which led to an increase in environmental expenses of approximately $0.3 million to cover direct project management costs not included in previous cost estimates.

     The Company has outstanding letters of credit totaling $1,370,000 related to workers' compensation and environmental remediation issues. The letters expire in 2000.

OTHER

     The Company is subject to various other legal or other proceedings that relate to the ordinary course of its business. The Company believes that the resolution of these other legal or other proceedings, individually or in the aggregate, will not have a material adverse impact upon the Company's consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE N -- SEGMENT REPORTING AND GEOGRAPHIC INFORMATION

     Selected financial data by business segment as prescribed by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", for 1999, 1998, and 1997 are as follows:

                               METAL        MICRO-        TOTAL        ALL
                              SYSTEMS     ELECTRONICS    SEGMENTS     OTHER       TOTAL
                              --------    -----------    --------    --------    --------
                                                (DOLLARS IN THOUSANDS)
1999
Revenues from external
  customers.................  $306,118     $140,566      $446,684    $  9,023    $455,707
Intersegment revenues.......       276        1,560         1,836          --       1,836
Depreciation, depletion, and
  amortization..............    13,437        2,305        15,742      11,295      27,037
Profit (loss) before
  interest and taxes........    16,300       11,380        27,680     (17,122)     10,558
Assets......................   280,868       61,298       342,166      82,325     424,491
Expenditures for long-lived
  assets....................    11,410        3,437        14,847       2,199      17,046

1998
Revenues from external
  customers.................  $295,705     $106,347      $402,052    $  7,840    $409,892
Intersegment revenues.......       482        1,145         1,627          --       1,627
Special Charge..............        --           --            --      22,572      22,572
Depreciation, depletion, and
  amortization..............    15,716        2,283        17,999       6,590      24,589
Profit (loss) before
  interest and taxes........    27,897        2,120        30,017     (40,330)    (10,313)
Assets......................   262,847       51,052       313,899      89,791     403,690
Expenditures for long-lived
  assets....................    21,054        7,432        28,486       8,679      37,165

1997
Revenues from external
  customers.................  $302,403     $124,418      $426,821    $  6,980    $433,801
Intersegment revenues.......     1,616          773         2,389          --       2,389
Depreciation, depletion, and
  amortization..............    12,870        2,543        15,413       3,916      19,329
Profit (loss) before
  interest and taxes........    51,024        2,860        53,884     (17,860)     36,024
Assets......................   253,462       48,000       301,462      82,390     383,852
Expenditures for long-lived
  assets....................    42,302        2,502        44,804      17,877      62,681

     The loss before interest and taxes in All Other includes corporate and certain unallocated costs, non-operating items of other income/expense, and the revenues and related costs from one manufacturing facility. Segments are evaluated using earnings before interest and taxes. In 1998, the Company recorded a special charge of $22.6 million (see Note I to the Consolidated Financial Statements). While this charge included write-downs of assets of the Metal Systems and Microelectronics Groups, it was not recorded against their profits as management evaluates the profitability of those groups exclusive of the special charge. Assets shown in All Other include cash, computer hardware and software, deferred taxes, capitalized interest, and the operating assets for one manufacturing facility. Inventories for Metal Systems and Microelectronics are shown

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS at their FIFO values with the LIFO reserve included under the All Other column. Intersegment revenues are eliminated in consolidation. The revenues from external customer totals are presented net of the intersegment revenues.

     The Company's sales from U.S. operations to external customers, including exports, were $368,494,000 in 1999, $327,927,000 in 1998, and $345,100,000 in
1997. Revenues attributed to countries based upon the location of customers and long-lived assets deployed by the Company by country are as follows:

                                                       1999        1998        1997
                                                     --------    --------    --------
                                                          (DOLLARS IN THOUSANDS)
REVENUES
United States......................................  $318,188    $280,830    $291,378
All Other..........................................   137,519     129,062     142,423
                                                     --------    --------    --------
Total..............................................  $455,707    $409,892    $433,801

LONG-LIVED ASSETS
United States......................................  $149,048    $158,186    $167,494
All Other..........................................     6,641       6,283       6,128
                                                     --------    --------    --------
Total..............................................  $155,689    $164,469    $173,622

     No individual country, other than the United States, or customer accounted for 10% or more of the Company's revenues for the years presented. Revenues from outside the U.S. are primarily from Europe and Asia.

NOTE O -- QUARTERLY DATA (UNAUDITED)

                                                                1999
                                      --------------------------------------------------------
                                       FIRST       SECOND      THIRD       FOURTH
                                      QUARTER     QUARTER     QUARTER     QUARTER      TOTAL
                                      --------    --------    --------    --------    --------
                                            (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
Net sales...........................  $113,168    $108,666    $113,794    $120,079    $455,707
Gross profit........................    24,099      25,158      18,813      23,864      91,934
  Percent of sales..................      21.3%       23.2%       16.5%       19.9%       20.2%
Net income (loss)...................     2,486       3,234        (552)      1,271       6,439
Earnings (loss) per share of common
  stock:
  Basic.............................      0.15        0.20       (0.03)       0.08        0.40
  Diluted...........................      0.15        0.20       (0.03)       0.08        0.40
Dividends per share of common
  stock.............................      0.12        0.12        0.12        0.12        0.48
Stock price range
  High..............................     18.19       18.69       18.25       16.81
  Low...............................     13.94       13.44       14.69       13.13

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                 1998
                                        ------------------------------------------------------
                                         FIRST       SECOND      THIRD     FOURTH
                                        QUARTER     QUARTER     QUARTER    QUARTER     TOTAL
                                        --------    --------    -------    -------    --------
                                             (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
Net sales.............................  $114,181    $102,992    $96,240    $96,479    $409,892
Gross profit..........................    28,029      17,516     19,416     19.758      84,719
  Percent of sales....................      24.5%       17.0%      20.2%      20.5%       20.7%
Net income (loss).....................     6,162     (13,084)        98       (308)     (7,132)
Earnings (loss) per share of common
  stock:
  Basic...............................      0.38       (0.80)      0.01      (0.02)      (0.44)
  Diluted.............................      0.37       (0.80)      0.01      (0.02)      (0.44)
Dividends per share of common stock...      0.12        0.12       0.12       0.12        0.48
Stock price range
  High................................     28.50       29.69      22.75      17.44
  Low.................................     22.94       19.13      13.81      11.94

     Included in the second quarter 1998 is $15.9 million of the $16.5 million after tax special charge.

                            SELECTED FINANCIAL DATA

                      BRUSH WELLMAN INC. AND SUBSIDIARIES
                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                  1999          1998          1997          1996          1995
                                               ----------    ----------    ----------    ----------    ----------
FOR THE YEAR
Net sales....................................  $  455,707    $  409,892    $  433,801    $  376,279    $  369,618
Cost of sales................................     363,773       325,173       324,463       271,149       268,732
Gross profit.................................      91,934        84,719       109,338       105,130       100,886
Operating profit (loss)......................      10,558       (10,313)       36,024        34,305        29,086
Interest expense.............................       4,173         1,249           553         1,128         1,653
Income (loss) before income taxes............       6,385       (11,562)       35,471        33,177        27,433
Income taxes (benefit).......................         (54)       (4,430)        9,874         8,686         6,744
Net income (loss)............................       6,439        (7,132)       25,597        24,491        20,689
Earnings per share of common stock:
  Basic net income (loss)....................        0.40         (0.44)         1.58          1.55          1.28
  Diluted net income (loss)..................        0.40         (0.44)         1.56          1.53          1.27
Dividends per share of common stock..........        0.48          0.48          0.46          0.42          0.36
Depreciation and amortization................      27,037        24,589        19,329        22,954        20,911
Capital expenditures.........................      16,758        36,732        53,155        26,825        24,244
Mine development expenditures................         288           433         9,526         3,663           787
YEAR-END POSITION
Working capital..............................  $  124,831    $  100,992    $  100,599    $  128,172    $  125,156
Ratio of current assets to current
  liabilities................................    2.3 TO 1      2.1 to 1      2.3 to 1      2.9 to 1      2.9 to 1
Property and equipment:
  At cost....................................  $  421,293    $  421,467    $  463,689    $  404,127    $  374,367
  Cost less depreciation and impairment......     155,689       164,469       173,622       130,220       121,194
Total assets.................................     424,491       403,690       383,852       355,779       331,853
Other long-term liabilities..................      49,922        49,955        48,025        47,271        45,445
Long-term debt...............................      42,305        32,105        17,905        18,860        16,996
Shareholders' equity.........................     220,638       221,811       236,813       219,257       200,302
Book value per share:
  Basic......................................  $    13.62    $    13.63    $    14.60    $    13.84    $    12.40
  Diluted....................................       13.55         13.50         14.41         13.72         12.30
Average number of shares of stock
  outstanding:
  Basic......................................  16,198,885    16,267,804    16,214,718    15,846,358    16,159,508
  Diluted....................................  16,279,591    16,267,804    16,429,468    15,980,481    16,289,795
Shareholders of record.......................       2,330         2,313         2,329         2,407         2,351
Number of employees..........................       2,257         2,187         2,160         1,926         1,856

A special charge reduced net income by $16.5 million in 1998.