Form 10-Q
period 2000-03-31
BRUSH WELLMAN INC
filed 2000-05-15
CIK 14957

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

For the quarterly period ended March 31,2000

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

     As of May 5, 2000 there were 16,342,008 shares of Common Stock, par value $1 per share, outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          PART I FINANCIAL INFORMATION

                      BRUSH WELLMAN INC. AND SUBSIDIARIES

ITEM 1.   FINANCIAL STATEMENTS

     The consolidated financial statements of Brush Wellman Inc. and its subsidiaries for the quarter ended March 31, 2000 are as follows:

          Consolidated Statements of Income -- Three months ended March 31, 2000 and April 2, 1999

          Consolidated Balance Sheets -- March 31, 2000 and December 31, 1999

          Consolidated Statements of Cash Flows -- Three months ended March 31, 2000 and April 2, 1999

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

                                                                 FIRST QUARTER ENDED
                                                              --------------------------
                                                               MARCH 31,      APRIL 2,
 (DOLLARS IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)       2000           1999
----------------------------------------------------------------------------------------
Net sales...................................................  $   135,424    $   113,168
  Cost of sales.............................................      107,129         89,069
                                                              -----------    -----------
Gross Margin................................................       28,295         24,099
  Selling, administrative and general expenses..............       21,818         17,501
  Research and development expenses.........................        2,014          1,819
  Other-net.................................................          228            448
                                                              -----------    -----------
Operating Profit............................................        4,235          4,331
  Interest expense..........................................        1,120            937
                                                              -----------    -----------
Income before income taxes..................................        3,115          3,394
  Income taxes..............................................          866            908
                                                              -----------    -----------
Net Income..................................................  $     2,249    $     2,486
                                                              ===========    ===========
Per Share of Common Stock: Basic............................  $      0.14    $      0.15
Weighted average number of common shares outstanding........   16,206,038     16,193,359
Per Share of Common Stock: Diluted..........................  $      0.14    $      0.15
Weighted average number of common shares outstanding........   16,314,518     16,232,112
Cash dividends per common share.............................  $      0.12    $      0.12

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

                                                              MAR. 31,    DEC. 31,
                   (DOLLARS IN THOUSANDS)                       2000        1999
----------------------------------------------------------------------------------
ASSETS
Current Assets
  Cash and cash equivalents.................................  $  2,159    $     99
  Accounts receivable.......................................    90,393      79,772
  Inventories...............................................   101,622     110,570
  Prepaid expenses..........................................     7,260       7,204
  Deferred income taxes.....................................    27,195      26,610
                                                              --------    --------
          Total Current Assets..............................   228,629     224,255
Other Assets................................................    33,543      33,213
Property, Plant and Equipment...............................   441,901     440,234
  Less allowances for depreciation, depletion and
     impairment.............................................   273,683     269,296
                                                              --------    --------
                                                               168,218     170,938
                                                              --------    --------
                                                              $430,390    $428,406
                                                              ========    ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Short-term debt...........................................  $ 28,006    $ 34,687
  Accounts payable..........................................    30,755      27,731
  Other liabilities and accrued items.......................    28,953      29,869
  Dividends payable.........................................     1,960       1,959
  Income taxes..............................................     6,575       5,178
                                                              --------    --------
          Total Current Liabilities.........................    96,249      99,424
Other Long-Term Liabilities.................................    15,979      14,407
Retirement and Post-Employment Benefits.....................    39,283      39,430
Long-Term Debt..............................................    45,305      42,305
Deferred Income Taxes.......................................    12,990      12,202
Shareholders' Equity........................................   220,584     220,638
                                                              --------    --------
                                                              $430,390    $428,406
                                                              ========    ========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

                                                               THREE MONTHS ENDED
                                                              ---------------------
                                                              MARCH 31,    APRIL 2,
                   (DOLLARS IN THOUSANDS)                       2000         1999
-----------------------------------------------------------------------------------
NET INCOME..................................................  $  2,249     $  2,486
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
  PROVIDED FROM OPERATING ACTIVITIES:
  Depreciation, depletion and amortization..................     5,493        5,648
  Amortization of mine development..........................       838        1,715
  Decrease (Increase) in accounts receivable................   (11,385)     (16,225)
  Decrease (Increase) in inventory..........................     8,414       (2,287)
  Decrease (Increase) in prepaid and other current assets...       327       (1,450)
  Increase (Decrease) in accounts payable and accrued
     expenses...............................................     2,741       10,872
  Increase (Decrease) in interest and taxes payable.........       968        3,261
  Increase (Decrease) in deferred income tax................       (62)       1,047
  Increase (Decrease) in other long-term liabilities........     1,060         (439)
  Other -- net..............................................      (280)       1,405
                                                              --------     --------
          NET CASH PROVIDED FROM OPERATING ACTIVITIES.......    10,363        6,033
CASH FLOWS FROM INVESTING ACTIVITIES:
  Payments for purchase of property, plant and equipment....    (3,480)      (2,074)
  Payments for mine development.............................       (70)         (69)
  Proceeds from (Payments for) other investments............        --         (118)
                                                              --------     --------
          NET CASH USED IN INVESTING ACTIVITIES.............    (3,550)      (2,261)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance/repayment of short-term debt.......    (5,665)     (13,596)
  Proceeds from issuance of long-term debt..................     9,000       12,000
  Repayment of long-term debt...............................    (6,000)      (2,000)
  Issuance of Common Stock under stock option plans.........         5           76
  Purchase of Common Stock for treasury.....................        --           --
  Payments of dividends.....................................    (1,959)      (1,966)
                                                              --------     --------
          NET CASH USED IN FINANCING ACTIVITIES.............    (4,619)      (5,486)
Effects of Exchange Rate Changes............................      (134)        (125)
                                                              --------     --------
          NET CHANGE IN CASH AND CASH EQUIVALENTS...........     2,060       (1,839)
          CASH AND CASH EQUIVALENTS AT BEGINNING OF
            PERIOD..........................................        99        1,938
                                                              --------     --------
  CASH AND CASH EQUIVALENTS AT END OF PERIOD................  $  2,159     $     99
                                                              ========     ========

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE A -- ACCOUNTING POLICIES

     In management's opinion, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 2000 and December 31, 1999 and the results of operations for the three months ended March 31, 2000 and April 2, 1999. Certain amounts in prior years have been reclassified to conform with the 2000 consolidated financial statement presentation.

NOTE B -- INVENTORIES

                                                              MAR. 31,    DEC. 31,
                   (DOLLARS IN THOUSANDS)                       2000        1999
----------------------------------------------------------------------------------
Principally average cost:
  Raw materials and supplies................................  $ 14,160    $ 20,520
  In process................................................    81,494      73,192
  Finished goods............................................    29,461      39,634
                                                              --------    --------
     Gross inventories......................................   125,115     133,346
Excess of average cost over LIFO
  Inventory value...........................................    23,493      22,776
                                                              --------    --------
     Net inventories........................................  $101,622    $110,570
                                                              ========    ========

NOTE C -- COMPREHENSIVE INCOME

     During the first quarter 2000 and 1999, comprehensive income amounted to $1,847,763 and $1,884,500, respectively. The difference between net income and comprehensive income is the cumulative translation adjustment for the periods presented.

NOTE D -- SEGMENT REPORTING

     Selected financial data by business segment as prescribed by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", for the first quarter 2000 and first quarter 1999 are as follows:

                                          METAL       MICRO-        TOTAL       ALL
                                         SYSTEMS    ELECTRONICS    SEGMENTS    OTHER      TOTAL
        (Dollars in thousands)           -------    -----------    --------    ------    --------
FIRST QUARTER 2000
--------------------
Revenues from external customers.......  $91,175      $41,607      $132,782    $2,642    $135,424
Intersegment revenues..................      160          286           446        --         446
Segment profit (loss) before interest
  and taxes............................    7,156        3,204        10,360    (6,125)      4,235

FIRST QUARTER 1999
--------------------
Revenues from external customers.......   78,623       32,655       111,278     1,890     113,168
Intersegment revenues..................      139          412           551        --         551
Segment profit (loss) before interest
  and taxes............................    7,081        1,750         8,831    (4,500)      4,331

NOTE E -- NEW PRONOUNCEMENTS

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition" (SAB 101), which provides guidance on the measurement and timing of revenue recognition in financial statements. The provisions of SAB 101 must be adopted by the second quarter 2000. Management has not determined the effect SAB 101 will have, if any, on the Company's financial statements.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS

FORWARD-LOOKING STATEMENTS

     Portions of the narrative set forth in this document that are not historical in nature are forward-looking statements. The Company's actual future performance may differ from that contemplated by the forward-looking statements as a result of a variety of factors. These factors include, in addition to those mentioned elsewhere herein, the condition of the markets which the Company serves (especially as impacted by events in particular markets, including telecommunications, computers, automotive electronics, industrial components and optical media, or in particular geographic regions), the success of the Company's strategic plans, the timely and successful completion of pending capital expansions and remediation projects, tax rates, exchange rates and the conclusion of pending litigation matters in accordance with the Company's expectation that there will be no materially adverse effects.

REORGANIZATION

     On May 2, 2000, the Company's shareholders approved the reorganization of the Company's capital stock and corporate structure. Through a merger, Brush Wellman Inc. will become a wholly owned subsidiary of a holding company, Brush Engineered Materials, Inc. According to the merger agreement, each share of Brush Wellman Inc., common stock will be exchanged for one share of Brush Engineered Materials, Inc. common stock. The merger is expected to be effective May 16, 2000.

RESULTS OF OPERATIONS

                                                               FIRST QUARTER
                                                              ----------------
             (MILLIONS, EXCEPT PER SHARE DATA)                 2000      1999
------------------------------------------------------------------------------
Sales.......................................................  $135.4    $113.2
Operating Profit............................................     4.2       4.3
Diluted E.P.S...............................................  $ 0.14    $ 0.15

     First quarter 2000 sales of $135.4 million established a new record high for the Company, growing 20% from the first quarter 1999. The resulting diluted earnings per share were $0.14 in the first quarter 2000 and $0.15 in the first quarter 1999. The Company has two business groups - the Metal Systems Group and the Microelectronics Group. Sales from both groups increased in the first quarter 2000 over the first quarter 1999.

METAL SYSTEMS GROUP

                                                              FIRST QUARTER
                                                              --------------
                         (MILLIONS)                           2000     1999
----------------------------------------------------------------------------
Sales.......................................................  $91.2    $78.6
Operating Profit............................................    7.2      7.1

     The Metal Systems Group consists of Alloy Strip and Bulk Products, Engineered Material Systems and Beryllium Products. Metal Systems Group sales were $91.2 million in the first quarter 2000, a 16% improvement from the first quarter 1999. The following chart highlights business unit sales as a percent of the total Metal Systems Group sales:

                                                              FIRST QUARTER
                                                              --------------
                                                              2000     1999
----------------------------------------------------------------------------
Percent of Segment Sales:
  Alloy Products............................................  73.6%    73.5%
  Engineered Material Systems...............................  20.7     18.6
  Beryllium Products........................................   5.7      7.9

     Alloy sales increased 16% in the first quarter 2000 over the first quarter 1999 as shipments of both strip and bulk products were higher. Production levels from the new strip mill at the Elmore, Ohio facility increased during the quarter but the strong demand for strip products, particularly from the telecommunications market, continued to outpace the supply. The higher sales level was achieved in part by further reducing finished goods inventories, particularly overseas inventories, and through shipments of rod and wire products, which do not have the same capacity constraints as other strip products. Strip pounds sold increased significantly, with the lower beryllium-containing alloys accounting for the majority of the growth. Sales of alloy bulk products increased as a result of demand from the undersea and welding markets. Demand from the oil and gas market also showed improvements from the prior year levels. Bulk product pounds shipped increased over the prior quarter. Pounds shipped of non-beryllium containing alloys from the Company's Lorain, Ohio facility were the highest of any quarter since the plant started operations in 1997.

     Engineered Material Systems established new quarterly sales and profit records in the first quarter 2000, with sales improving 31% from the first quarter 1999. These products are manufactured by Technical Materials Inc. (TMI), a wholly owned subsidiary of the Company. Strong demand from all market segments served, as well as increased business from TMI's new plating technology, were responsible for the sales growth. All of TMI's product lines performed well in the first quarter 2000.

     Beryllium Product revenues declined in the first quarter 2000 from the first quarter 1999 as a result of the continuing weak demand from the defense market. Management believes this trend will probably continue for the next several quarters. Commercial applications for beryllium products, including medical equipment, remain solid but their growth has not been able to offset the decline in defense applications.

     Gross margin on Metal Systems Group sales increased $0.8 million in the first quarter 2000 from the first quarter 1999. Higher costs and production flow issues, product mix and the translation effect of the stronger dollar (primarily compared to the deutschmark) offset the majority of the benefit from the higher sales volumes. The product mix effect was unfavorable, as the majority of the growth in Alloy Products was in the lower margin alloys as opposed to the higher beryllium-containing, higher margin strip alloys. In addition, sales of Beryllium Products, which typically generate high margins, declined. The new cast shop in Elmore is producing larger quantities of billets on a more consistent basis. However, the strip mill output, while improved, fell short of demand in the first quarter 2000, causing product shortages, inefficient scheduling and increased use of airfreight. The large reduction furnaces used in the manufacture of beryllium were out of service for a portion of the quarter, disrupting material flow and costing an additional $0.3 million. Total manufacturing overhead costs were $2.0 million higher, with most of that increase in Elmore for utilities, rent and additional costs associated with the ramp up of the strip mill. The stronger dollar reduced the translated value of foreign currency sales by approximately $0.8 million in the first quarter 2000 as compared to the first quarter 1999. Since the majority of the product cost is incurred in dollars, the reduced sales value will flow against margins as well.

     Operating profit for the Metal Systems Group was $7.2 million in the first quarter 2000 and $7.1 million in the first quarter 1999. Gross margins increased by $0.8 million for reasons discussed above while selling, administrative and general expenses and net-other expense increased by $0.7 million.

MICROELECTRONICS GROUP

                                                              FIRST QUARTER
                                                              --------------
                         (MILLIONS)                           2000     1999
----------------------------------------------------------------------------
Sales.......................................................  $41.6    $32.7
Operating Profit............................................    3.2      1.8

     Sales from the Microelectronics Group (MEG) were $41.6 million in the first quarter 2000, an $8.9 million improvement over the first quarter of last year. Sales from both MEG businesses -- Williams Advanced Materials

(WAM) and Electronic Products (formerly Ceramics) -- were higher in the current year. The following chart highlights business unit sales as a percent of the total MEG sales:

                                                              FIRST QUARTER
                                                              --------------
                                                              2000     1999
----------------------------------------------------------------------------
Percent of Segment Sales:
  WAM.......................................................  76.6%    77.6%
  Electronic Products.......................................  23.4     22.4

     WAM manufactures precious and non-precious metal physical vapor deposition targets, specialty alloys and other precious metal products. Demand from the optical media and the wireless sector of the microelectronic markets fueled the 25% growth in WAM's sales in the first quarter 2000. Shipments from Pure Tech, a wholly owned subsidiary of WAM, continued to grow, including materials for applications in the fiber optics industry. Precious metal prices, including palladium and platinum, were higher in the first quarter 2000 as compared to the first quarter 1999. Metal prices are typically passed through to the customer and approximately $2.3 million of WAM's sales increase was attributed to the higher metal prices. The higher metal prices also resulted in increased inventory carrying costs and limited the availability of metal under existing credit lines. WAM continues to invest in expanding its product offerings, technologies and capabilities, particularly at its specialty alloy and Pure Tech facilities.

     Sales from Electronic Products increased in the first quarter 2000 as a result of higher shipments of core beryllia ceramic products into the telecommunications market. Direct bond copper shipments from the Newburyport, Massachusetts facility were also higher. Other markets served by Electronic Products include microelectronics, circuitry and automotive. Portions of the Tucson, Arizona facility are operating near full capacity and, in light of the continuing robust demand, incremental capital additions are being made to expand output.

     Gross margin on MEG sales increased $2.6 million in the first quarter 2000 over the first quarter 1999 as a result of the higher sales volumes. While total MEG sales increased $8.9 million, $2.3 million of that total was due to higher metal prices which did not generate additional margin. The product mix was slightly favorable while manufacturing overhead costs increased by $0.7 million as a result of outside metal refining costs and other costs to support the higher level of activity at both WAM and Electronic Products.

     Operating profit for the MEG was $3.2 million in the first quarter 2000, a $1.4 million increase over the first quarter 1999. Offsetting the $2.6 million growth in margins were $1.2 million of higher selling, administrative and general and net-other expenses.

CONSOLIDATED

     Total sales, including operations not part of Metal Systems or the MEG, were $135.4 million in the first quarter 2000 compared to $113.2 million in the first quarter 1999. Total international sales were $38.5 million in the first quarter 2000 compared to $35.5 million in the first quarter 1999. The majority of the increase was in Metal Systems sales in Asia. European sales increased slightly as well. As a percent of total sales, international sales declined to 28.5% in the current period from 31.4% last year. Sales by the Company's international subsidiaries are typically denominated in deutschmark, yen and sterling. Total gross margin of $28.3 million was 20.9% of sales in the first quarter 2000 compared to $24.1 million, or 21.3% of sales, in the first quarter 1999.

     Selling, Administrative and General expenses were $21.8 million, or 16.1% of sales, in the first quarter 2000 compared to $17.5 million, or 15.5% of sales, in the first quarter 1999. The main cause for the increase in 2000 was higher legal and administrative costs associated with pending litigation matters and the internal restructuring of the Company. Selling and marketing costs were higher in order to support the current increased sales activity and as a result of expanded market development programs. Costs also increased as a result of additional research efforts into the causes, prevention and diagnosis of chronic beryllium disease. Approximately half of the increase in SA&G expenses in the current quarter was at the corporate office and not charged back to either Metal Systems or the MEG.

     Research and Development (R&D) expenses were $2.0 million in the first quarter of 2000, which was slightly higher than the $1.8 million in the first quarter of 1999. As a percent of sales, R&D expenses were 1.5% in 2000 and 1.6% in 1999. The majority of the R&D effort supports Metal Systems and the increase in the current quarter's expense was related to Alloy Products.

     Other-net expense was $0.2 million in the first quarter 2000 and $0.4 million in the first quarter 1999. Other-net includes foreign currency exchange gains and losses, precious metal consignment fees, bad debt expense, cash discounts, amortization of intangible assets and other non-operating items. Currency exchange gains were $1.0 million in the first quarter 2000 compared to $0.5 million in the first quarter last year. The consignment fee expense was $1.2 million in the first quarter 2000, an increase of $0.5 million over first quarter 1999 as a result of higher inventory levels and metal prices and rates. Bad debt expense was slightly lower in the current period as compared to last year.

     Operating profit was $4.2 million in the first quarter 2000 compared to $4.3 million in the first quarter of 1999 as the $4.2 million gross margin improvement was offset by higher company-wide SA&G expenses.

     Interest expense was $1.1 million in the first quarter 2000 versus $0.9 million in the first quarter 1999. The average borrowing rate was higher in 2000 than it was in 1999. Interest capitalized associated with spending on capital projects was unchanged between periods.

     Income before income taxes was $3.1 million in the first quarter 2000, a decline of $0.3 million from the first quarter 1999. Income taxes were provided for at 27.8% of income before income taxes in the first quarter 2000 while a rate of 26.8% was used for the first quarter 1999. The slightly higher tax rate in the current year is based in part on the anticipation that the available tax credits will be lower than in 1999 as the tax rate is based upon year-end projections. Net income was $2.2 million in the current quarter compared to $2.5 million in the previous year.

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

     The following table summarizes the activity associated with CBD cases:

                                                          QUARTER ENDED     YEAR ENDED
                                                            MARCH 31,      DECEMBER 31,
                                                             2000 *            1999
                                                          -------------    ------------
Total cases pending.....................................        44               37
Total plaintiffs........................................       136              119
Number of claims (plaintiffs) filed during the period...         7(20)           20(28)
Number of claims (plaintiffs) settled during the
  period................................................         0(0)             2(4)
Aggregate settlements paid during period ended (dollars
  in thousands).........................................      $  0             $183
Number of claims (plaintiffs) dismissed.................         0(3)             0(0)

     * Does not include two class action lawsuits described below.

     On February 14, 2000, seven plaintiffs filed a purported class action against the Company in the Court of Common Pleas, Cuyahoga County, Ohio, claiming that they were exposed to hazardous levels of airborne beryllium while working in the Company's Elmore facility as tradesmen employed by independent contractors. Plaintiffs purport to sue on behalf of a class of all workers who were members of unions comprising the Northwestern Ohio Building and Construction Trades Council and who worked in the Elmore plant from 1953 to December 31, 1999. They assert claims for negligence, strict liability, statutory product liability, "ultrahazardous activities" and punitive damages, and seek establishment of a fund for medical surveillance and screening. The Company has filed a motion to dismiss the class action, which is pending.

     On or about March 30, 2000, four plaintiffs filed a purported class action against the Company in the United States District Court for the Northern District of Ohio. Plaintiffs claim that they were exposed to airborne beryllium from the Company's products while working as employees of Fulton Bellows & Components, a customer of the Company. They purport to sue on behalf of a class of all current and former employees of past and present customers of the Company who have worked in facilities where beryllium-containing products manufactured by the Company have been present. They assert claims for negligence and strict product liability and seek establishment of a fund for medical surveillance and screening.

     Additional CBD claims may arise. Management believes the Company has substantial defenses in these cases and intends to contest the suits vigorously. Employee cases, in which plaintiffs have a high burden of proof, have historically involved relatively small losses to the Company. Third party plaintiffs (typically employees of the Company's customers) face a lower burden of proof than do the Company's employees, but these cases are generally covered by insurance. The Company recorded a reserve for CBD litigation of $7.1 million at March 31, 2000 and $6.0 million at December 31, 1999. The Company also recorded a receivable of $4.9 million at March 31, 2000 and $3.9 million at December 31, 1999 from its insurance carriers as recoveries for insured claims.

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

     While the Company is unable to predict the outcome of the current or future CBD proceedings, based upon currently known facts and assuming collectibility of insurance, the Company does not believe that resolution of these proceedings will have a material adverse effect on the financial condition or the cash flow of the Company. However, the Company's results of operations could be materially affected by unfavorable results in one or more of these cases.

FINANCIAL POSITION

     Cash flow from operations was $10.4 million in the first quarter 2000, an improvement of $4.4 million over the first quarter of 1999. Depreciation and amortization was $6.3 million in the current period, a decline of $1.0 million from last year due to lower mine development amortization. Accounts receivable increased by $10.6 million since December 31, 1999 as a result of the record sales level. The average days sales outstanding was virtually unchanged from year-end 1999. Net owned inventory declined by $9.0 million during the first quarter 2000. Finished goods inventories declined, particularly Alloy Products and WAM, while in process inventories increased. Cash balances stood at $2.2 million at the end of the first quarter 2000 compared to $0.1 million at December 31, 1999.

     Capital expenditures for property, plant and equipment and mine development were $3.6 million in the first quarter 2000. The spending in the current period was generally for multiple, small projects rather than on several large projects as was the case in the late 1990's. Project spending in 2000 included capacity additions in Electronic Products and environmental and other infrastructure projects at the Elmore facility.

     Total debt declined by $3.7 million since December 31, 1999, with short-term debt declining by $6.7 million and long-term debt increasing by $3.0 million. The Company entered into an agreement with a bank during the first quarter to lease a portion of its copper-based inventories. By the end of the quarter, the Company had utilized $8.3 million of this facility, which also resulted in a reduction of the owned inventory.

     Dividends were paid at $0.12 per share and totaled $2.0 million in the first quarter 2000.

     Cash flow from operations was $6.0 million in the first quarter 1999. Accounts receivable increased by 25% during the first quarter 1999 as a result of higher sales and a longer collection period. Inventories climbed slightly, but at the higher volumes, turns actually improved. The increase in accounts receivable and inventory was supported by an increase in accounts payable and other accruals. Capital expenditures were $2.1 million in the first quarter 1999. Total balance sheet debt declined $4.9 million during the first quarter 1999. Dividends were paid at $0.12 per outstanding share.

     Funds being generated by operations, plus the available borrowing capacity, are believed adequate to support operating requirements, capital expenditures, remediation projects and dividends. Excess cash, if any, is invested in money market or other high quality investments.

MARKET RISK DISCLOSURES

     For information on the Company's market risks, refer to page 34 of the annual report to shareholders for the year ended December 31, 1999.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

     During the first quarter of 2000, the number of CBD cases grew from 37 (involving 119 plaintiffs), as of December 31, 1999 to 46 cases (involving 147 plaintiffs), as of March 31, 2000. During the first quarter, three plaintiffs were dismissed from two cases, though the cases remain pending. No cases were settled or otherwise concluded during the quarter.

     As of March 31, 2000, the Company had an aggregate of 27 "employee cases" involving an aggregate of 27 employees, former employees or surviving spouses (in 18 of these cases, a spouse has also filed claims as part of their spouse's case). 17 of the other cases involve third party individual plaintiffs, with 52 individuals (and 33 spouses who have filed claims as part of their spouse's case and 6 children who have filed claims as part of their parent's case). In addition, there are two purported class actions involving seven named plaintiffs. Employee cases, in which plaintiffs have a high burden of proof, have historically involved relatively small losses to the Company. Third party plaintiffs (typically employees of our customers) face a lower burden of proof than do our employees, but these cases are generally covered by insurance.

     On February 14, 2000, seven plaintiffs filed a purported class action against the Company, Wilson, et al. v. Brush Wellman Inc., No. 00-401890-CV, in the Court of Common Pleas, Cuyahoga County, Ohio, claiming that they were exposed to hazardous levels of airborne beryllium while working in the Company's Elmore facility as tradesmen employed by independent contractors. Plaintiffs purport to sue on behalf of a class of all workers who were members of unions comprising the Northwestern Ohio Building and Construction Trades Council and who worked in the Elmore plant from 1953 to December 31, 1999. They assert claims for negligence, strict liability, statutory product liability, "ultrahazardous activities" and punitive damages, and seek establishment of a fund for medical surveillance and screening. The Company has filed a motion to dismiss the class action, which is pending.

     On or about March 30, 2000, four plaintiffs filed a purported class action against the Company, Jones, et al. v. Brush Wellman Inc., No. 00CV777, in the United States District Court for the Northern District of Ohio. Plaintiffs claim that they were exposed to airborne beryllium from the Company's products while working as employees of Fulton Bellows & Components, a Brush customer. They purport to sue on behalf of a class of all current and former employees of past and present customers of the Company who have worked in facilities where beryllium-containing products manufactured by the Company have been present. They assert claims for negligence and strict product liability and seek establishment of a fund for medical surveillance and screening.

     From March 31, 2000 through May 5, 2000, no additional CBD claims were filed against the Company.

OTHER CLAIMS

     The Company's Egbert subsidiary has been named as a defendant in a number of lawsuits alleging asbestos-induced illness, arising out of the conduct of a friction materials business whose operating assets Egbert sold in 1986. In each of the pending cases, Egbert is one of a large number of defendants named in the respective complaints. Egbert is a party to an agreement with the predecessor owner of its operating assets, Pneumo Abex Corporation (formerly Abex Corporation), and five insurers, regarding the handling of these cases. Under the

Agreement, the insurers share some expenses of defense, and Egbert, Pneumo Abex Corporation and the insurers share payment of settlements and/or judgments. In each of the pending cases, both expenses of defense and payment of settlements and/or judgments are subject to a limited, separate reimbursement agreement under which a successor owner of the business is obligated. A number of cases of this type have been disposed of to date, some by voluntary dismissal, others by summary judgment, one by jury verdict of no liability, and still others upon payment of nominal amounts in settlement. There are at present 11 cases pending.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits

     (11) Statement re computation of per share earnings (filed as Exhibit 11 to Part I of this report).

     (27) Financial Data Schedule.

  (b) Reports on Form 8-K

     There have been no reports on Form 8-K during the quarter ended March 31, 2000.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                          BRUSH WELLMAN INC.
Dated: May 15, 2000
                                          /s/ John D. Grampa
                                          --------------------------------------
                                          John D. Grampa
                                          Vice President Finance
                                          and Chief Financial Officer